Form 10-Q
period 1996-03-31
SPURLOCK INDUSTRIES INC
filed 1996-06-20
CIK 1008615

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended: March 31, 1996

                        Commission file Number: 333-1448


                           SPURLOCK INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)



      Virginia                                     84-1019856
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)               Identification Number)

                 5090 General Mahone Hwy, Waverly, VA 23890
            (Address and zip code of principal executive offices)

                                (804) 834-3113
            (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                    YES [ ]               NO [X]

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:


                                             Number of Shares Outstanding
        Class                                   as of March 31, 1996
Common Stock, no par value                             100

                             SPURLOCK INDUSTRIES, INC.

                           PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Spurlock Industries, Inc. (the "Registrant") had no activity for the period ended March 31, 1996. The financial statements and notes thereto included in this Form 10-Q reflect the consolidated financial position and results of operations of Air Resources Corporation, a Colorado corporation, (the "Company") for the period ended March 31, 1996. A plan of merger was approved by the shareholders of the Company, at a special meeting of shareholders held on June 11, 1996. The Registrant presently expects the merger to become effective on or before July 15, 1996.


                               AIR RESOURCES CORP.
                            Consolidated Balance Sheets
                                  (Unaudited)
                                               March 31,   	 December 31,
	                                           1996             1995
ASSETS
Current assets:
  Cash and Cash Equivalents                $      352,074   $     250,751
  Trading Securities                              297,500         200,000
  Accounts Receivable - Trade                   1,825,390       1,813,775
  Other Accounts Receivable                         9,500          62,179
  Accounts and Notes Receivable
    - officers current portion                     40,458          40,520
  Inventories                                     646,151         595,765
  Deferred tax asset                               98,300          98,300
  Prepaid Expenses                                127,879          38,124
                                           ---------------   -------------
      Total current assets                 $    3,397,182    $  3,099,414

  Property, plant and equipment, net
  of accumulated depreciation of
  $3,703,385 and $3,559,436                     5,904,470       5,712,885

Other assets:
  Accounts and Notes Receivable - officers        123,182         118,119
  Investments                                     150,000         150,000
  Other                                            83,290         262,550
                                             -------------    ------------
                                            $   9,658,124     $ 9,342,968
                                            ==============    ============

                            AIR RESOURCES CORP.
                         Consolidated Balance Sheets
                               (Unaudited)

                                                   March 31,      December 31,
                                                     1996             1995
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Line of Credit                 $  1,167,040     $ 1,329,096
  Notes Payable - Other                                75,672          82,447
  Current portion of long-term debt                   832,838         993,590
  Accounts Payable                                  1,879,214       2,069,561
  Accrued Expenses                                    415,240         249,922
  Amounts due stockholders and
             related parties                           81,094          95,622
  Deferred Rent                                       480,070         510,070
                                                  ------------     -----------
   Total current liabilities                        4,931,168       5,330,308


  Long-term debt                                      965,364         983,652
  Deferred tax liability                              353,793         109,900


Stockholders' equity
  Preferred stock, convertible,
    $2 par value, 5,000,000 shares
    authorized, 1,200,000 issued and
    outstanding                                             0       2,400,000

  Common stock, $.001 par value,
    50,000,000 shares authorized,
    6,725,066 shares
     issued and outstanding                             6,725           4,325

 Paid in capital                                    4,922,089       2,524,489
 Retained earnings                                 (1,521,015)     (2,009,706)
                                                 --------------   ------------
                                                    3,407,799       2,919,108
                                                 --------------   ------------
                                                 $  9,658,124     $ 9,342,968
                                                 =============    ============

See accompanying notes to unaudited consolidated financial statements.


                           AIR RESOURCES CORP.
                    Consolidated Statements of Operations
             For the Three Months Ended March 31, 1996 and 1995
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       1996           1995
Revenues:
Net Sales                                         $  7,473,167  $  10,427,776
Cost of Sales                                        5,471,222      9,125,106
                                                  -------------  -------------
                                                     2,001,945      1,302,670
Selling, general and
administrative expenses                              1,017,729        823,311
                                                  -------------   ------------

Income (Loss) from operations                          984,216        479,359

Other income and (expense):
Other income                                             9,604          2,922
Interest expense                                      (109,337)      (160,622)
                                                   -------------    ----------
                                                       (99,733)      (157,700)

Net Income before income taxes                         884,483        321,659

Provision for income taxes                             353,793              0
                                                   -------------    ----------
Net income (loss)                                  $   530,690      $ 321,659
                                                   ============     ==========

Net income (loss)
 per share                                         $     .079       $   .074
                                                   ===========      ==========
Average shares
 outstanding                                         6,725,066      4,326,066
                                                   ============    ===========

See accompanying notes to unaudited consolidated financial statements.



                          AIR RESOURCES CORP.
                Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 1996 and 1995


                                                       1996           1995
Cash flows from operating activities:
  Net income (loss)                               $   530,690     $  321,661
  Adjustments to reconcile net
   income to net cash provided
   by operating activities
    Depreciation                                      143,950        151,765
                                                   -----------    -----------
        Total from operations                         674,640        473,426

   Change in assets and
    liabilities:
    (Increase) decrease in assets:
      Trading Securities                              (97,500)             0
      Accounts Receivable                              41,196       (313,061)
      Inventories                                     (50,386)       492,226
      Prepaid Expenses                                (89,755)      (322,620)
      Fixed Assets                                   (335,535)       (53,387)
      Other Assets                                    174,197        185,769

    (Decrease) increase in liabilities:
      Accounts Payable and Accrued Expenses          (67,029)     (1,709,179)
      Notes and Loans Payable                       (392,399)      1,365,012
      Deferred Tax Liability                         243,893               0
                                                 -------------    ------------
       Total adjustments                            (573,318)       (355,240)

  Net cash provided by (used in)
   operating activities                              101,323         118,186
                                                  ------------    ------------

Cash and cash equivalents,
 beginning of period                                 250,750          76,984
                                                  ------------     -----------

Cash and cash equivalents,
 end of period                                    $  352,074       $ 195,170
                                                  ============     ===========

See accompanying notes to unaudited consolidated financial statements.

                           AIR RESOURCES CORP.
                  Notes to Consolidated Financial Statements
                             March 31, 1996

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Income taxes were computed using a statutory rate of 34% net of the effects of federal surtax exemptions and deductions for state income taxes.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

                           AIR RESOURCES CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 1996, the Company generated net income after tax of $530,793 or $0.08 per share of common stock as compared to net income of $321,661 or $0.07 per share of common stock, for the same period last year.

The Company's net sales for the three months ended March 31, 1996 were $7,473,167 as compared to $10,427,777 for the same period for 1995. All the sales were from shipments of resin and formaldehyde by the Company's wholly owned subsidiary, Spurlock Adhesives, Inc. The decrease in sales as compared to the same period in 1995 can be attributed to reduced raw material cost and lower average selling prices. Product volume shipments were very similar between the two periods.

Cost of goods sold for the first quarter were $5,471,222 or 73.2% of net sales as compared to $9,125,105 or 87.5% of net sales for the same period in 1995. The decrease in cost of goods sold as a percentage of net sales is primarily a result of a concerted effort by the Company to improve its profit margins on its products and a decrease in raw material costs. Another factor is a change in the Company's working capital credit facilities that took effect late in the first quarter of 1995 which reclassified certain charges as interest expense that previously had been deducted directly from gross sales.

The Company began to accrue for state income taxes in the third quarter of 1995 and started to accrue for federal income taxes in the first quarter of 1996. The total tax accrual for the first quarter was $353,793.

Operating expenses (sales, general & administrative expenses) for the first quarter were $1,017,729 or 13.6% of net sales as compared to $823,312 or 7.9% of net sales for the same period in 1995.

Interest expense was $109,337 or 1.5% of net sales as compared to $160,621 or 1.5% of net sales in 1995. The decrease in interest expense is a direct result of the lower net sales, as the balance on the Company's working capital line of credit is lower due to the lower net sales.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $674,640 and $473,426 for the three months ended March 31, 1996 and 1995, respectively. At March 31, 1996 and 1995, working capital was $(2,180,137) and $(2,826,659), respectively.

Investing Activities

Net cash used for investing activities of $357,783 and $11,073 for the three months ended 1996 and 1995, respectively, reflects primarily capital expenditures.

Financing Activities

Net cash used for financing activities was $ 215,535 and $(344,167) for the three months ended 1996 and 1995, respectively.

Management believes that its present working capital position, combined with projected cash flows from operations and available borrowing capacity will be sufficient to meet the Company's 1996 anticipated cash requirements for operating needs and projected capital expenditures.

                        PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         At the special meeting of the Company's shareholders held on June 11, 1996, the following matter was voted on:

             To approve the Agreement and Plan of Merger by and between Air Resources and Spurlock Industries, Inc., dated as of February 15, 1996, which was previously adopted by the Board of Directors of Air Resources (the 'Plan"). If the plan is approved by shareholders at the special meeting, Air Resources will be converted from a Colorado chartered corporation to a Virginia chartered corporation by merging into Spurlock Industries, Inc., and each outstanding share of Air Resources' common stock, par value $.OO1 per share ("Air Resources Common Stock"), will be converted into the right to receive one share of Spurlock Industries, Inc. common stock, no par value ("Spurlock Industries Common Stock"). All outstanding options to purchase Air Resources Common Stock shall be converted on the same basis into options to purchase shares of Spurlock Industries' Common Stock.

             The following number of affirmative, negative and abstention votes were cast with respect to the matter:

                      Votes For             Votes Against         Abstain
                      4,795,792                200,555              925



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a) The registrant has included the following exhibits pursuant to Item 601 of Regulation S-K.

                 Exhibit No.           Description
                    11                 Statement re: Computation of Per Share
                                       Earnings.

                    27                 Financial Data Schedule

                               SPURLOCK INDUSTRIES, INC.
                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPURLOCK INDUSTRIES, INC.
                                    (Registrant)

Dated: June 20, 1996                By: /s/H. Norman Spurlock, Jr.
                                        H. Norman Spurlock, Jr.
                                        Vice-President and Secretary
                                        Chief Financial Officer

Dated: June 20, 1996                By: /s/Warren E. Beam, Jr.
                                        Warren E. Beam, Jr.
                                        Treasurer and Controller
                                        Chief Accounting Officer

                            Exhibit Index


                 Exhibit No.           Description
                    11                 Statement re: Computation of Per Share
                                       Earnings.

                    27                 Financial Data Schedule


                                EXHIBIT 11
                            AIR RESOURCES CORP.
               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS


                                                       Three Months Ended
                                                            March 31,
                                                       1996           1995
Earnings:
Net Income                                        $ 530,690     $ 321,669
                                                  ==========    ==========
Shares:
Weighted Average number of shares used in
  computing primary and fully diluted earnings
  per share                                        6,725,066     6,666,066
                                                   =========     =========

Earnings per share:                                    .079          .048
                                                       ====          ====