Form 10-Q
period 1996-06-30
SPURLOCK INDUSTRIES INC
filed 1996-08-14
CIK 1008615

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: June 30, 1996

                        Commission File Number: 000-21133


                            SPURLOCK INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          Virginia                                84-1019856
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                Identification Number)

                   5090 General Mahone Hwy., Waverly, VA 23890
              (Address and zip code of principal executive offices)

                                 (804)834-3113
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                    YES [X]               NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                                        Number of Shares Outstanding
        Class                                as of June 30, 1996
Common Stock, no par value                          100

                            SPURLOCK INDUSTRIES, INC.

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spurlock Industries, Inc. (the "Registrant") had no activity for the period ended June 30, 1996. The financial statements and notes thereto included in this Form 10-Q reflect the consolidated financial position and results of operations of Air Resources Corporation, a Colorado corporation, (the "Company") for the period ended June 30, 1996. A plan of merger was approved by the shareholders of the Company at a special meeting of shareholders held on June 11, 1996. The merger became effective on July 15, 1996.

                               AIR RESOURCES CORP
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                          June 30,   December 31,
                                                                                            1996           1995
                                                                                            ----           ----

ASSETS
Current assets:
  Cash and Cash Equivalents                                                             $   109,707   $   250,751
  Trading Securities                                                                        362,500       200,000
  Accounts Receivable - Trade                                                             2,143,708     1,813,775
  Other Accounts Receivable                                                                   9,500        62,179
  Accounts and Notes Receivable - Officers Current                                           46,458        40,520
  Inventories                                                                               501,917       595,765
  Deferred Tax Asset                                                                         98,300        98,300
  Estimated Taxes Paid                                                                      403,500             0
  Prepaid Expenses                                                                          309,840        38,124
                                                                                        -----------   -----------
               Total Current Assets                                                     $ 3,989,430   $ 3,099,414

Property, plant and equipment, net
  of accumulated depreciation of
  $3,703,385 and $3,559,436                                                               5,964,428     5,712,885

Other assets:
  Accounts and Notes Receivable - Officers                                                  118,119       118,119
  Investments                                                                               150,000       150,000
  Financing Fees                                                                            148,525       262,550
                                                                                        -----------  ------------
                                                                                        $10,370,502  $  9,342,968
                                                                                        ===========  ============

                               AIR RESOURCES CORP.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                    June 30,    December 31,
                                                                                        1996            1995
                                                                                   ---------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Notes Payable - Line of Credit                                                 $  1,727,929    $  1,329,096
  Notes Payable - Other                                                                     0          82,447
  Current Portion of Long-Term Debt                                                   551,253         993,590
  Accounts Payable                                                                  1,496,294       2,069,561
  Accrued Expenses                                                                    382,345         249,922
  Amounts Due Stockholders and
             Related Parties                                                           73,690          95,622
  Deferred Rent                                                                       450,070         510,070
                                                                                 ------------    ------------

                             Total Current Liabilities                              4,681,572       5,330,308

Long-term debt                                                                        801,420         983,652
Deferred tax liability                                                                753,701         109,900

Stockholders' equity
  Preferred stock, convertible, $2 par value,
  5,000,000 shares authorized, 0 and 1,200,000
  shares issued and outstanding at June 30, 1996
  and December 31, 1995, respectively                                                       0       2,400,000

  Common stock, $.001 par value,
    50,000,000 shares authorized,
    6,725,066 and 4,325,066 shares
     issued and outstanding at June 30, 1996
    and December 31, 1995, respectively                                                 6,725           4,325

  Paid in capital                                                                   4,922,089       2,524,489
  Retained earnings                                                                  (795,005)     (2,009,706)
                                                                                  ------------    ------------

                                                                                    4,133,809       2,919,108
                                                                                  -----------     -----------

                                                                                 $ 10,370,502    $  9,342,968
                                                                                 ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.


                               AIR RESOURCES CORP.
                      Consolidated Statements of Operations
        For the Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                            Three Months Ended                Six Months Ended
                                                  June 30,                        June 30,
                                                  --------                        --------
                                           1996           1995             1996             1995
                                           ----           ----             ----             ----

Net sales                             $  7,914,276    $  8,740,295    $ 15,387,443    $ 19,168,072
Cost of sales                            5,471,222       9,125,106       5,471,222       9,125,106
                                         ---------       ---------       ---------       ---------


                                         2,217,574       1,894,633       4,219,519       3,197,305
Selling, general and
administrative expenses                  1,008,090       1,000,512       2,025,819       1,823,824
                                         ---------       ---------       ---------       ---------


Income (loss) from
            operations                   1,209,484         894,121       2,193,700       1,373,481

Other income and (expense):
Other income                                25,216          10,796          34,820          13,718
Other expense                               (5,000)        (84,475)         (5,000)        (84,475)
Interest expense                          (145,781)       (130,487)       (255,118)       (291,108)
                                          --------        --------        --------        --------


                                          (125,565)       (204,166)       (225,298)       (361,865)
Net income before
        income taxes                     1,083,919         689,955       1,968,402       1,011,616

Provision for
           income taxes                    399,908               0         753,701               0
                                           -------          ------         -------       ---------


Net income (loss)                     $    684,011    $    689,955    $  1,214,701    $  1,011,616
                                      ============    ============    ============    ============

Net income (loss)
 per share                            $        .10    $        .16    $        .16    $        .23
                                      ============    ============    ============    ============

Average shares
 outstanding                             6,725,066       4,326,066       6,725,066       4,326,066
                                      ============    ============    ============    ============

See accompanying notes to unaudited consolidated financial statements


                               AIR RESOURCES CORP.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                            --------
                                                                                       1996          1995
                                                                                       ----          ----


Cash flows from operating activities:
Net income (loss)                                                                  $ 1,214,701    $ 1,011,616
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation                                                                           293,210        311,643
(Increase) in accounts receivable                                                     (267,754)      (725,589)
(Increase) in trading securities                                                      (162,500)             0
Decrease in inventories                                                                 93,848        597,086
(Increase) in prepaid expenses                                                        (275,716)       (89,939)
(Increase) in other assets                                                            (304,913)             0
(Decrease) in accounts payable and accrued expenses                                   (440,844)    (1,295,178)
Increase in deferred tax liability                                                     643,801              0
                                                                                      --------      ---------

Total adjustments                                                                     (420,868)    (1,201,977)
                                                                                      ---------     ---------

Net cash provided by (used in) operating activities                                    793,833       (190,361)

Investing activities: Purchase of fixed assets                                        (544,753)      (209,517)

Financing activities:
Repayment of notes and loans payable                                                  (390,124)       432,941
Stock and stock subscriptions terminated                                                     0         (3,597)
                                                                                      --------      ---------
Net cash provided by (used in) investing activities                                   (390,124)       429,374

Cash and cash equivalents,
 beginning of period                                                                   250,750         76,984
                                                                                      --------      ---------

Cash and cash equivalents, end of period                                           $   109,706    $   106,450
                                                                                   ===========    ===========


See accompanying notes to unaudited consolidated financial statements

                               AIR RESOURCES CORP.
                   Notes to Consolidated Financial Statements
                                  June 30, 1996

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any other interim period. Historically, the Company's business has been significantly affected by seasonal factors. The Company typically has greater sales revenues in the spring and fall months of the year.

Income taxes were computed using a statutory rate of 34% net of the effects of federal surtax exemptions and deductions for state income taxes.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

The preferred stock shares were converted to common stock in January 1996.

                               AIR RESOURCES CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months and six months ended June 30, 1996, the Company generated net income after tax of $684,011 and $1,214,701 as compared to net income of $689,955 and $1,011,616, respectively, for the same period last year. Earnings per share for the three months and six months ended June 30, 1996 are $.10 and $.18 compared to earnings per share of $.16 and $.23 for the same period last year.

The Company's net sales for the three months and six months ended June 30, 1996 were $7,914,276 and $15,387,443 as compared to $8,740,295 and $19,168,072, respectively, for the same period for 1995. All the sales were from shipments of resin and formaldehyde by the Company's wholly owned subsidiary, Spurlock Adhesives, Inc. The decrease in sales as compared to the same period in 1995 can be attributed to reduced raw material cost which resulted in lower average selling prices. Product volume shipments were very similar between the two periods.

Cost of goods sold for the second quarter and year to date were $5,696,702 or 72.0% of net sales and $11,167,924 or 72.6% of net sales as compared to $6,845,662 or 78.3% of net sales and $15,970,767 or 83.3% of net sales for the same period in 1995. The decrease in cost of goods sold as a percentage of net sales is primarily a result of a concerted effort by the Company to improve its profit margins on its products and a decrease in raw material costs. Another factor is a change in the Company's working capital credit facilities that took effect late in the first quarter of 1995 which reclassified certain charges as interest expense that previously had been deducted directly from gross sales. Accordingly, gross margin for the three months and six months ended June 30, 1996 compared to June 30, 1995 has increased $2,217,574 and $1,894,633 and $4,219,519 and $3,197,305.

Operating expenses (sales, general & administrative expenses) for the three months and six months ended June 30, 1996 were $1,008,090 or 12.7% of net sales and $2,025,819 or 13.2% of net sales as compared to $1,000,512 or 11.4% of net sales and $1,823,824 or 9.5% of net sales for the same period in 1995.

Interest expense was $145,781 or 1.8% of net sales and $255,118 or 1.6% of net sales as compared to $130,487 or 1.5% of net sales and $291,108 or 1.5% of net sales in 1995. The decrease in interest expense for the six months ended June 30, 1996 is a direct result of the lower net sales, as the balance on the Company's working capital line of credit is lower due to the lower net sales. The increase in the interest expense for the three months ended June 30, 1996 was the result of refinancing the credit line to achieve a lower interest rate. The higher percentages are due to lower net sales.

The Company began to accrue for state income taxes in the third quarter of 1995 and started to accrue for federal income taxes in the first quarter of 1996. The total tax accrual for the second quarter and year to date was $399,908 and $753,701, respectively.

Liquidity and Capital Resources

       Operating Activities

Net cash provided by operating activities was $793,833 and $(190,361) for the six months ended June 30, 1996 and 1995, respectively. At June 30, 1996 and 1995, working capital was $(1,194,059) and $(3,311,350), respectively. Historically, the Company's business has been generally slower in the winter months and more vigorous in the spring and fall months. The effect on the balance sheet is consistent with this increased activity and the balance sheet for the same period last year. The exception is inventories and accounts payable which decreased due to lower cost of raw materials.

       Investing Activities

Net cash used for investing activities of $544,753 and $209,577 for the six months ended June 30, 1996 and 1995, respectively, reflects capital expenditures. The increase in capital expenditures was due to an upgrade of Spurlock Adhesives' formaldehyde equipment to increase the efficiency of the production process.

       Financing Activities

Net cash used for financing activities was $ 390,124 and $(414,062) for the six months ended June 30, 1996 and 1995, respectively. This represents the repayment of loans. In July 1996, the Company refinanced its working capital line of credit in order to reduce interest expense. The maximum amount available under the line of credit remains at $3,500,000. The Company also borrowed $3,639,000 to purchase the formaldehyde plant from D. B. Western, Inc. and to repay several other loans. The loan agreements are secured by all of the assets of the Company and are for terms of three years for the line of credit and six years for the term loan. Repayment of both loans are required upon termination of either loan.

Management believes that its present working capital position, combined with projected cash flows from operations and available borrowing capacity will be sufficient to meet the Company's 1996 anticipated cash requirements for operating needs and projected capital expenditures.

                            SPURLOCK INDUSTRIES, INC.
                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

            In July 1996, the Company refinanced its working capital line of credit and repaid debt as part of the refinancing. The loan agreement restricts the payment of dividends to the lesser of after tax net profits or 25% of the average excess availability on the line of credit for the two months preceding the declaration. The Company has not paid a cash dividend to date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  The registrant has included the following exhibits pursuant to
                 Item 601 of Regulation S-K.

                Exhibit No.     Description
                -----------     -----------
                    10          Loan and Security Agreement, dated
                                July 1, 1996, between Spurlock Adhesives,
                                Inc. and National Canada Finance Corporation

                    11          Statement re: Computation of Per Share Earnings

                    27          Financial Data Schedule

            (b)  Reports on Form 8-K:

                    None.

                            SPURLOCK INDUSTRIES, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SPURLOCK INDUSTRIES, INC.
                                           (Registrant)

Dated: August 14, 1996                     By:  /s/ H. Norman Spurlock, Jr.
                                                ---------------------------
                                                H. Norman Spurlock, Jr.
                                                Vice-President and Secretary
                                                Chief Financial Officer

Dated: August 14, 1996                     By:  /s/ Warren E. Beam, Jr.
                                                -----------------------
                                                Warren E. Beam, Jr.
                                                Treasurer and Controller
                                                Chief Accounting Officer

                            SPURLOCK INDUSTRIES, INC.
                                  Exhibit Index


                Exhibit No.     Description
                -----------     -----------
                    10          Loan and Security Agreement, dated July 1, 1996,
                                between Spurlock Adhesives, Inc. and National
                                Canada Finance Corporation

                    11          Statement re: Computation of Per Share Earnings

                    27          Financial Data Schedule