Form 10-Q
period 1996-09-30
SPURLOCK INDUSTRIES INC
filed 1996-11-14
CIK 1008615

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended: September 30, 1996

                        Commission file Number: 000-21133

                            SPURLOCK INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                Virginia                                  84-1019856
 (State or other jurisdiction of            (IRS Employer Identification Number)
  incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                                    Number of Shares Outstanding as of
            Class                           September 30, 1996
  Common Stock, no par value                     6,725,066

                          PART I FINANCIAL INFORMATION

                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)


ITEM 1.  FINANCIAL STATEMENTS

                                                                          September 30,                December 31,
                                                                              1996                        1995
ASSETS
Current assets:
     Cash and Cash Equivalents                                                   $59,955                    $250,751
     Trading Securities                                                                0                     200,000
     Accounts Receivable - Trade                                               1,721,365                   1,813,775
     Other Accounts Receivable                                                         0                      62,179
     Accounts and Notes Receivable -
       Officers Current                                                           46,458                      40,520
     Inventories:
         Raw Materials                                                           492,321                     403,273
         Finished Goods                                                          162,097                     183,815
         Work in Process                                                           7,931                       8,677
     Deferred Tax Asset                                                           98,300                      98,300
     Estimated Taxes Paid                                                        756,200                           0
     Prepaid Expenses                                                            230,609                      38,124
                                                                                 -------                      ------
                  Total Current Assets                                        $3,575,786                  $3,099,414

Property, plant and equipment, net of
     accumulated depreciation of
     $3,703,385 and $3,559,436                                                 9,335,876                   5,712,885

Other assets:
     Accounts and Notes Receivable -
        Officers                                                                 118,119                     118,119
     Investments                                                                 150,000                     150,000
     Financing Fees                                                              171,523                     262,550
                                                                                 -------                     -------
                                                                             $13,351,304                  $9,342,968
                                                                             ===========                  ==========


                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                               September 30,            December 31,
                                                                                    1996                     1995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes Payable - Line of Credit                                              $1,261,901               $1,329,096
     Notes Payable - Other                                                                0                   82,447
     Current Portion of Long-Term Debt                                            1,010,633                  993,590
     Accounts Payable                                                             1,505,928                2,069,561
     Accrued Expenses                                                               679,154                  249,922
     Amounts Due Stockholders and Related
        Parties                                                                      66,137                   95,622
     Deferred Rent                                                                        0                  510,070
                                                                                -----------                ---------

                           Total Current Liabilities                              4,523,753                5,330,308

Long-term debt                                                                    3,605,294                  983,652
Deferred tax liability                                                              881,876                  109,900

Stockholders' equity
     Preferred stock, convertible,  $2 par value,
      5,000,000 shares authorized, 0 and 1,200,000
      shares issued and  outstanding  at September
      30, 1996 and December 31, 1995, respectively                                        0                2,400,000
     Common stock, no par value,  50,000,000
      shares  authorized,  6,725,066 and 4,325,066
      shares  issued and  outstanding  at  September
      30,  1996 and December 31, 1995,
      respectively                                                                4,928,814                2,528,814

     Retained earnings                                                            (588,433)              (2,009,706)
                                                                                  ---------              -----------

                                                                                  4,340,381                2,919,108
                                                                                  ---------                ---------

                                                                                $13,351,304               $9,342,968
                                                                                ===========               ==========


See accompanying notes to unaudited consolidated financial statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statement of Operations
     For the Three Months and Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                  Three Months Ended                        Nine Months Ended
                                                    September 30,                             September 30,
                                                    -------------                             -------------
                                              1996                 1995                 1996                1995
                                              ----                 ----                 ----                ----

Revenues:
Net sales                                   $6,693,069           $6,781,583         $22,080,512          $25,949,655
Cost of sales                                4,995,558            4,949,653          16,163,482           20,920,420
                                             ---------            ---------          ----------           ----------

                                             1,697,511            1,831,930           5,917,030            5,029,235
Selling, general and
administrative expenses                      1,166,518              903,091           3,192,337            2,726,915
                                             ---------              -------           ---------            ---------

Income (loss) from
         operations                            530,993              928,839           2,724,693            2,302,320

Other income and
   (expense):
Other income                                    15,959                1,839              50,779               15,557
Other expenses                                 (9,412)                (215)            (14,412)             (84,690)
Interest expense                             (202,793)            (177,452)           (457,911)            (468,560)
                                             ---------            ---------           ---------            ---------

                                             (196,246)            (175,831)           (421,544)            (537,693)

Net income before
         income taxes                          334,747              753,011           2,303,149            1,764,627

Provision for income
         taxes                                 128,175                    0             881,876               26,000
                                             ---------            ---------           ---------            ---------

Net income (loss)                             $206,572             $753,011          $1,421,273           $1,738,627
                                              ========             ========          ==========           ==========

Net income (loss)
per share                                         $.03                 $.17                $.21                 $.40
                                                  ====                 ====                ====                 ====

Average shares outstanding
                                             6,725,066            4,326,066           6,725,066            4,326,066
                                             =========            =========           =========            =========

See accompanying notes to unaudited consolidated financial statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Cash Flow
              For the Nine Months Ended September 30, 1996 and 1995


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     1996                    1995

Cash flows from operating activities:
Net income (loss)                                                                 $1,421,273              $1,738,627
Adjustments to reconcile net income to net cash
     provided by operating activities:
Depreciation                                                                         492,720                 494,387
Decrease in accounts receivable                                                      154,589                 438,252
Decrease in trading securities                                                       200,000                       0
(Increase) Decrease in inventories                                                  (66,584)                 677,860
(Increase) in prepaid expenses                                                     (192,535)               (178,065)
(Increase) Decrease in other assets                                                (671,610)                       0
(Decrease) in accounts payable and accrued expenses                                (134,402)             (2,810,092)
Increase in deferred tax liability                                                   771,976                  26,000
                                                                                     -------                  ------

Total adjustments                                                                    554,154             (1,238,899)
                                                                                     -------

Net cash provided by (used in) operating activities                                1,975,427                 499,728

Investing activities:  Purchase of fixed assets                                  (4,115,711)               (420,816)

Financing activities:
Increase in notes and loans payable                                                1,949,488                 108,987
Stock and stock subscriptions terminated                                                   0                 (3,702)
                                                                                 -----------                 -------
Net cash provided by (used in) investing activities                                1,949,488                 105,285

Cash and cash equivalents, beginning of period                                       250,751                  76,984
                                                                                     -------                  ------

Cash and cash equivalents, end of period                                             $59,955                $261,181
                                                                                     =======                ========

See accompanying notes to unaudited consolidated financial statements.

                            SPURLOCK INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1996


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

Spurlock Industries, Inc. (the "Registrant") merged with Air Resources Corporation, a Colorado corporation (the "Company"), effective July 15, 1996. The primary purpose of the merger was to change the domicile of the Company to Virginia. The merger was accounted for as a recapitalization.

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

The preferred stock shares were converted to common stock pursuant to their terms at the election of the holder in January 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         The following discussion contains certain forward-looking statements, generally identified by phrases such as "the Registrant expects" or words of similar effect. The Registrant wishes to caution readers that certain important factors set forth below, among others, in some cases have affected, and in the future could affect, the Registrant's actual results and could cause the Registrant's actual results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made herein.

Results of Operations

         For the nine months ended September 30, 1996, the Registrant reported net sales of $22,080,512, a decrease of 14.9% compared to net sales of $25,949,655 for the comparable 1995 period. All sales related to sales of resign, formaldehyde and fertilizer materials by the Registrant's wholly owned subsidiary, Spurlock Adhesives, Inc. ("Spurlock Adhesives"). The decrease in sales can be attributed to reduced raw material costs which translated into lower average selling prices. Product volume shipments were very similar between the 1995 and 1996 nine-month periods. Quarterly net sales for the period ended September 30, 1996, showed a more modest 1.3% decrease, from $6,781,583 in the 1995 period to $6,693,069 in the third quarter of 1996.

         Costs of sales for the nine months ended September 30, 1996, decreased 22.7% from the comparable 1995 period, from $20,920,420 (80.6% of net sales) to $16,163,482 (73.2% of net sales). This significant reduction in cost of sales was driven by lower raw materials costs, which out-paced the decrease in net sales. Accordingly, gross profits for the first three quarters of 1996 increased 17.7% to $5,917,030 from $5,029,235 in 1995. The gross margin improved to 26.8%
from 19.4% in the 1995 period.

         In contrast, gross profits fell 7.3% in the third quarter of 1996 compared to third quarter 1995 to $1,697,511 (25.4% of net sales) from $1,831,930 (27.0% of net sales). This resulted from cost of sales rising just under 1% to $4,995,558, due to small increases in raw materials, labor and overhead compared to third quarter 1995.

         Selling, general and administrative expenses for the first three quarters of 1996 were $3,192,337 or 14.5% of net sales versus $2,726,915 or 10.5% of net sales for 1995. The increase in operating expenses resulted primarily from increased office expenses, expenses related to the Registrant's change of domicile merger, and higher salaries and benefits costs. Operating expenses also increased on a quarterly basis, from $903,091 (13.3% of net sales) for the three months ended September 30, 1995 to $1,166,518 (17.4% of net sales) for the comparable period in 1996, primarily as a result of travel and other expenses related to the proposed Albany, New York project (discussed below).

         Interest expense for the nine months ended September 30, 1996 totaled $457,911 or 2.1% of net sales, versus $468,560 or 1.8% of net sales for the prior years period. This slight decrease was achieved despite a net increase of almost $2,000,000 in notes and loans payable - primarily attributable to the purchase of formaldehyde equipment formerly leased under an operating lease - and reflects lowered borrowing costs achieved by the new asset based loan facility entered into by the Registrant in July, 1996 and lower average outstandings. For the quarter ended September 30, 1996, interest expense totaled $202,793 (3.0% of net sales), up from $177,452 (2.6% of net sales) for the comparable 1995 period, primarily as a result of the increased outstandings relating to the purchase of the formaldehyde plant. Because of lower net sales, interest expense as a percentage of net sales for both the nine and three month periods ending September 30, 1996, were higher than in the applicable 1995 periods.

         Net income before income taxes for the nine months ended September 30, 1996, jumped 30.5%, to $2,303,149 (10.4% of net sales) from $1,764,627 (6.8% of net sales), primarily due to the dramatic improvement in the gross margin. For the third quarter of 1996, pre-tax earnings fell 55.5% to $334,747 (5.0% of net sales) from $753,011 (11.1% of net sales) reported in the third quarter of 1995. This decrease for the quarter reflects higher operating costs - primarily increased costs of salaries and employee benefits - which the Registrant was unable to pass on to its customers.

         Net income for the first nine months of 1996 was $1,421,273 (6.4% of net sales), a decrease of 18.3% from the $1,738,627 (6.7% of net sales) reported in 1995. This resulted from the provision for income taxes increasing substantially to $881,876 in 1996 from only $26,000 in 1995 due to the Registrant having fully utilized net operating loss carry-forwards. Net income for the third quarter of 1996 totaled $206,572 (3.1% of net sales), down 72.6% from $753,011 (11.1% of net sales) in third quarter 1995. The third quarter reduction in net income reflects the above-described reduction in pre-tax income, and a provision for income taxes of $128,175 compared to $0 in the third quarter in 1995.

         On a per share basis, the Registrant earned $0.21 for the nine months ended September 30, 1996, down from $0.40 for the 1995 nine month period. For the 1996 third quarter, the Registrant earned $0.03 per share versus $0.17 in third quarter 1995.

Liquidity and Capital Resources

         Despite somewhat reduced earnings for the first nine months of 1995, the Registrant reported a strong cash flow from net income and depreciation and amortization of $1,913,993. This strong cash flow, supplemented by the sale of $200,000 in trading securities and an approximately $2,000,000 increase in notes and loans payable relating to a $3.6 million term loan entered into by the Registrant in July, 1996, was sufficient to fund the purchase of approximately $4.1 million of fixed assets. The bulk of such fixed assets related to the formaldehyde plant purchased in July 1996 from D.B. Western, Inc.

         Working capital increased to ($1,610,316) at September 30, 1996, from ($2,230,894) at December 31, 1995. Spurlock Adhesives traditionally has operated, and continues to operate, with a negative working capital position, as it takes advantage of supplier payment terms which exceed those granted to its customers. Significant changes in balance sheet items included: the addition of Estimated Taxes Paid of $756,200, and an increase of $771,976 in Deferred Tax Liability, reflecting the Registrant's increased income tax liability due to increased profitability and full utilization of net operating loss carry-forwards; an increase in pre-paid expenses of $192,535 due to increased prepayments of general and health insurance premiums and a deposit for purchase of real property relating to the proposed New York project (discussed below); a decrease in accounts payable of $563,633 due to untimely billing by a major supplier and a corresponding increase in accrued expenses of $429,232 relating to such untimely billing; and a reduction of $510,070 in deferred rent reflecting the termination of the D.B. Western, Inc., operating lease for a formaldehyde plant.

         As previously reported, the Registrant refinanced its $3,500,000 working capital line of credit in July, 1995. At September 30, 1996, outstanding loans under the facility totaled $1,261,901, leaving $525,355 in unused loan availability at such time based on levels of accounts receivable and inventory on which the borrowing availability is based. The credit facility provides the Registrant with an important source of liquidity in addition to its cash account and cash generated from operations. Management expects that cash generated from operations, together with amounts available under the Registrant's credit facility, will be sufficient to meet the Registrant's anticipated working capital and operating liquidity requirements for the remainder of 1996 and for 1997.

         The Registrant intends to acquire certain real property and facilities on the Hudson River near Albany, New York, and to construct thereon certain manufacturing facilities for the production of formaldehyde and resins. In the fourth quarter of this year, the Registrant entered into a contract of sale with Niagara Mohawk Power Corporation for the purchase of the applicable real property in exchange for the assumption by the Registrant of responsibility for the remediation of certain environmental contamination on the property. Outside consultants to the Registrant have estimated that the costs for such remediation will not exceed $860,000. The Registrant has made application to the Department of Environmental Control of the State of New York, and is currently in negotiations with such agency as to the timetable and other aspects of the required remediation.

         The total cost of the proposed New York facility would approximate $8,300,000, with approximately $6,300,000 relating to a resin and formaldehyde plant to be constructed by D.B. Western, Inc., and $1,800,000 relating to a methanol and dock project, and other miscellaneous costs relating to the overall project. The Registrant expects that a second plant will be leased pursuant to an operating lease from D.B. Western, Inc., and that $7,500,000 of project costs will be funded via industrial revenue bonds or conventional term financing. The Registrant has made application to the Industrial Development Authority of Bethlehem, New York, which application is pending. Also, the Registrant has received indications of interest and is currently negotiating with a bank to sell the bonds, or in the absence thereof, to provide conventional term financing. Management believes that financing for the project, adequate in amount and on reasonable terms, can be obtained by the Registrant.

         The proposed New York project described above - including its completion, financing, and operation - may be subject to the following factors, among others: (i) the approval of the project by the New York Department of Environmental Control on terms acceptable to the Registrant; (ii) approval of the industrial development bond financing by the Industrial Development Authority of Bethlehem, New York; (iii) demand for the bonds, and the prospect of continued investor interest in purchase of the bonds; (iv) the ability of the Registrant to obtain financing for the project on reasonable terms and at a reasonable price, the latter subject to the level of interest rates generally and other macro-economic conditions; and (v) continued strong demand for the Registrant's products, particularly in the area to be served by the proposed New York plant.

                            SPURLOCK INDUSTRIES, INC.
                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 1, 1996, the Registrant held its annual meeting of shareholders. The following five nominees proposed by the Registrant were elected as directors of the Registrant, for respective terms expiring in the year indicated: H. Norman Spurlock, Jr. (1997), Irvine R. Spurlock (1998), Glen
A. Whitwer (1998), Harold N. Spurlock (1999) and Philip S. Sumpter (1999).

         The only other matter considered at the 1996 annual meeting was the ratification of the appointment of Winter, Scheifley & Associates, P.C. as independent auditors for the Registrant for the fiscal year ending December 31, 1996, which was approved by the shareholders.

         The chart below sets forth the vote totals for each director and on the matter of the ratification of the appointment of independent auditors:

---------------------------------------- ------------------------- ------------------------ -------------------------
                                                      For                     Against          Abstentions and Broker
                                                                                                   Non-Votes
---------------------------------------- ------------------------- ------------------------ -------------------------
1. H. Norman Spurlock, Jr.                              4,464,547                  155,531                   730,139
2. Irvine R. Spurlock                                   4,464,547                  155,531                   730,139
3. Glen S. Whitwer                                      4,533,077                   87,071                   730,139
4. Harold N. Spurlock                                   4,469,547                  150,531                   730,139
5. Philip S. Sumpter                                    4,535,007                   85,071                   730,139
6. Ratification of Independent Auditors
                                                        4,602,348                      430                   746,439


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The registrant has included the following exhibits pursuant to Item 601 of Regulation S-K.


          Exhibit No.       Description


            10.1 Spurlock Industries, Inc., 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Registrant's Form S-8 Registration Statement, File No. 333-09659)

            10.2 Form of Spurlock Industries, Inc., Incentive Stock Option Agreement

            10.3 Form of Spurlock Industries, Inc., Non-Qualified Stock Option Agreement

             11          Statement re:  Computation of Per Share Earnings.

             27          Financial Data Schedule.


         (b)      Reports on Form 8-K:

                   None.

                            SPURLOCK INDUSTRIES, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SPURLOCK INDUSTRIES, INC.
                                   (Registrant)



Dated:  November 14, 1996           By:  /s/ Warren E. Beam, Jr.
        -----------------                -----------------------
                                         Warren E. Beam, Jr.
                                         Treasurer and Assistant Secretary




Dated:  November 14, 1996           By:  /s/ Warren E. Beam, Jr.
        -----------------                -----------------------
                                         Warren E. Beam, Jr.
                                         Treasurer and Controller
                                         Chief Accounting Officer

                            SPURLOCK INDUSTRIES, INC.
                                  Exhibit Index


       Exhibit No.        Description

        10.1 Spurlock Industries, Inc., 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Registrant's Form S-8 Registration Statement, File No. 333-09659)

        10.2            Form of Spurlock Industries, Inc., Incentive Stock
                        Option Agreement

        10.3 Form of Spurlock Industries, Inc., Non-Qualified Stock Option Agreement

         11             Statement re:  Computation of Per Share Earnings.

         27             Financial Data Schedule.