Form 10-K
period 1996-12-31
SPURLOCK INDUSTRIES INC
filed 1997-03-31
CIK 1008615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the Fiscal Year Ended December 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                        Commission file number 000-21133

                            SPURLOCK INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)
                Virginia                                    84-1018956
       (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                    Identification No.)

           209 West Main Street                                23890
            Waverly, Virginia                                (Zip Code)
  (Address of Principal Executive Offices)

                                 (804) 834-8980
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                             Yes  _X_    No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information  statements  incorporated  by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                               _X_

         The aggregate market value of the voting stock of the registrant held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 12, 1997, was $1,564,462.13.

         The number of shares outstanding of Common Stock as of March 31, 1997, was 6,572,066.

Documents Incorporated by Reference:

         The Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders (to be filed) is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                     PART I

                                                                                                                    Page

Item 1.           Business.......................................................................................     4

Item 2.           Properties.....................................................................................    10

Item 3.           Legal Proceedings..............................................................................    11

Item 4.           Submission of Matters to a Vote of Security Holders............................................    11


                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................................    11

Item 6.           Selected Financial Data........................................................................    12

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operation.......................................................................    13

Item 8.           Financial Statements and Supplementary Data....................................................    21

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........................................................    41


                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant.............................................    41

Item 11.          Executive Compensation.........................................................................    41

Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................    41

Item 13.          Certain Relationships and Related Transactions.................................................    41

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    42


                                     PART I

Item 1.           Business

General

         Spurlock Industries, Inc. ("Spurlock Industries", the "Company" or the "Registrant") is a Virginia corporation organized in 1996. The Company is the successor to Air Resources Corporation ("Air Resources"), a Colorado corporation organized in 1986. At a special meeting of the shareholders of Air Resources held on June 11, 1996, the shareholders of Air Resources approved the merger of Air Resources into the Registrant, in order, among other things, to change the domicile of Air Resources from Colorado to Virginia. Such merger was consummated on July 26, 1996. References herein to the "Company" or the "Registrant" shall include Air Resources as predecessor to Spurlock Industries.

         Through its wholly owned subsidiary, Spurlock Adhesives, Inc. ("Spurlock Adhesives"), the Company develops, manufactures and markets specialty thermo-setting resins and formaldehyde for the forest products, building products and furniture industries. The Company also produces, on a limited basis, fertilizer products for the agricultural and lawn and garden supply industries. It operates two manufacturing facilities in the southeastern United States, one in Waverly, Virginia and the other in Malvern, Arkansas. Products of Spurlock Adhesives are sold throughout the east, southeast and midwest regions of the United States.

         Spurlock Industries' principal executive offices are located at 209 West Main Street, Waverly, Virginia 23890, and its telephone number is (804) 834-8980.

Operating History and Acquisition Strategy

         Development of Gas Technology Businesses. Air Resources formed Landfill Energy Systems, Inc. and ARC Engineering Fabrications, Inc. in 1991 for the purpose of developing the equipment and technology necessary to pursue certain contracts relating to landfill gas recovery that were acquired from Phillip D. Tracy, a shareholder and former director of Air Resources. The equipment and technology to be developed by Air Resources was intended to collect raw gases at landfill sites and process them into commercially usable natural gas for resale. Air Resources entered into production agreements with two landfill sites in 1991 and conducted feasibility tests in 1992 and 1993. After sustaining substantial expenses and operating losses associated with the development of this technology during the period from August 1991 through 1993, Air Resources discontinued certain of its gas recovery development operations in 1993 and the remainder in March, 1994.

         Acquisition of Spurlock Adhesives. On August 5, 1992, Air Resources acquired Spurlock Adhesives, a Virginia corporation, as a wholly-owned subsidiary. Spurlock Adhesives was founded in 1973 by Harold N. Spurlock, as sole proprietor, and was incorporated in the Commonwealth of Virginia in 1989. The early years of operation consisted solely of the production of urea resins and liquid fertilizer products. The business evolved primarily around the needs of the growing composite wood products industry. Mr. Spurlock developed a number of innovative products for the particleboard and medium density fiberboard industries, including the first single component resin. This new resin replaced an expensive four component system that was being used in the medium density fiberboard industry. Also, Spurlock Adhesives developed one of the first lower formaldehyde resins for the particleboard industry in response to concerns expressed by the environmental community in the early 1980's. The process for producing this product was one of the first processes patented in this area. See "Patents and Trademarks" below. The Company has maintained its market leadership in the development of resins with lower levels of formaldehyde for the particleboard and medium density fiberboard industries.

         Over the years, Spurlock Adhesives has continued to diversify its customer and market base as well as upgrade its manufacturing facilities. In 1980, Spurlock Adhesives serviced less than ten (10) customers and produced approximately seventy (70) million pounds of resins at its Waverly plant, as compared to fifty-five (55) customers and 248 million pounds of resins and formaldehyde in 1996. In 1987, Spurlock Adhesives built a new resin production plant adjacent to its existing one in Waverly, which increased its resin capacity four hundred percent (400%). In a move to vertically integrate the Waverly facility, Spurlock Adhesives built its first formaldehyde production plant in Waverly in 1988. This plant allowed Spurlock Adhesives to internally supply approximately eighty percent (80%) of its formaldehyde needs for resin production, thus enabling it to become less dependent on outside supply and to better control its raw material costs. In 1992, Spurlock Adhesives acquired a resin and formaldehyde production facility in Malvern, Arkansas from BTL Specialty Resins Corp. of Toronto, Ontario (Canada) ("BTL") at the time that it became a wholly owned subsidiary of Air Resources. This acquisition gave Spurlock Adhesives a larger distribution area, thus allowing it to compete for business in the midwest region of the United States. In 1993, Spurlock Adhesives completed a state-of-the-art formaldehyde plant in Waverly, which it leased from D.B. Western, Inc., until July 1996, when Spurlock Adhesives purchased the plant. This plant fulfills all of the current formaldehyde needs of the Waverly resin operations, and offers Spurlock Adhesives the flexibility of being able to produce additional marketable product. Additional information regarding Spurlock Adhesives' two manufacturing facilities is set forth under Item 2., "Properties," below.

         Spurlock Adhesives is presently the sole operating asset of Spurlock Industries. On the strength of significantly improved earnings at Spurlock Adhesives, coupled with reduced costs associated with the discontinued gas recovery operations, Air Resources in 1995 recorded its first profitable year since the Company's inception. For additional information, see Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

         Present Acquisition Strategy. Present management of Spurlock Industries believes that the Company's future profitability will be enhanced by de-emphasizing the acquisition of unrelated businesses and experimental technologies and instead concentrating on the expansion of the businesses conducted by Spurlock Adhesives. In this regard, management of the Company will from time to time consider acquisitions of carefully selected complementary businesses designed to enhance sales, profitability, market coverage or other aspects of the businesses currently conducted by Spurlock Adhesives.

     In the fourth quarter of 1996, the Company entered into a contract of sale with Niagara Mohawk Power Company for the purchase of certain real property and facilities near Albany, New York, to construct thereon certain manufacturing facilities for the production of formaldehyde and resins. The total estimated cost of such proposed New York facility is $8,300,000, including environmental remediation costs estimated by an outside consultant at approximately $860,000. Management believes that financing for the project, adequate in amount and on reasonable terms, can be obtained by the Company, via a conventional loan or funding from industrial revenue bonds.

     In fourth quarter 1996, an application was made by the Company to the Department of Environmental Control of the State of New York for permits necessary to operate the plant. The Company is unable to predict at this time, when and if, the necessary permits for the New York project can be obtained. It continues to examine alternative sites for the proposed project.

Products and Services

         The  major  products   produced  by  Spurlock   Adhesives   consist  of
formaldehyde and two types of thermosetting resins generally classified as Urea-Formaldehyde Resins ("Urea Resins") and Phenol-Formaldehyde Resins ("Phenolic Resins"). Within these two general resin types are specifically designed resins developed for the specific needs of certain industries and individual customers. Spurlock Adhesives also produces fertilizer products for a limited number of customers.

         Urea Resins. These resins are used as the binder system for interior grade products such as particleboard, medium density fiberboard, plywood and coated papers. These products are then used in furniture, cabinets, wall panels and cabinet components. Spurlock Adhesives also produces Urea Resin binder systems for roof mat that later is processed into asphalt roofing shingles. Urea Resins are thermosetting which means they cure and adhere with the aid of heat and sometimes pressure. They are characterized as having a Type II bond, which indicates they are strong and have a moderate amount of resistance to moisture and humidity. The major materials involved in the production of Urea Resins are formaldehyde, urea, triethanolamine, sodium hydroxide, sodium chloride and other proprietary ingredients. Spurlock Adhesives currently manufactures and sells approximately thirty-six (36) different Urea Resins to the particleboard, medium density fiberboard, interior plywood, treated and coated papers and fiberglass roof mat/filter media segments of the forest products, building products and furniture industries. Sales of Urea Resins accounted for 73.6%, 67.6% and 77.1% of net sales for the three years ended December 31, 1996, 1995 and 1994, respectively.

         Phenolic Resins. These resins are used as the binder system for exterior grade construction materials such as oriented strandboard, exterior plywood and hardboard, as well as the binder for fiberglass and mineral wool insulation. Further, these resins are also used in paper impregnating for high pressure laminates, such as counter tops. Phenolic Resins are also thermosetting, but are classified as having a Type I bond, indicating that they provide better resistance to moisture and humidity than Urea Resins. Phenolic Resins typically are slower curing and more expensive. The major materials involved in the production of these resins are formaldehyde, phenol, urea, sodium hydroxide, potassium hydroxide and sulfuric acid. Spurlock Adhesives presently manufactures and sells approximately eleven (11) different Phenolic Resins to the oriented strandboard, hardboard, fiberglass insulation and mineral wool insulation segments of the forest products, building products and furniture industries. Sales of Phenolic Resins accounted for 5.7%, 9.0% and 9.8% of net sales for the three years ended December 31, 1996, 1995 and 1994, respectively.

         Formaldehyde. Spurlock Adhesives produces formaldehyde for its own internal consumption, but also selectively markets this product to industrial accounts and other users. The major material involved in the production of formaldehyde is methanol. Sales of formaldehyde accounted for 19.2%, 22% and 12.9% of net sales for the three years ended December 31, 1996, 1995 and 1994, respectively.

         Fertilizer. Spurlock Adhesives produces both liquid fertilizers and intermediate fertilizer products which are purchased and further processed by customers engaged in the manufacture and sale of fertilizers for agricultural and lawn and gardening uses. Spurlock Adhesives' production of fertilizer is similar to the production of Urea Resins produced by Spurlock Adhesives. There are no significant barriers to entry into this business for other resin producers; however, it serves to diversify Spurlock Adhesives' product mix in a manner that may reduce financial exposure stemming from downturns in the business cycle of the forest products, building products and furniture industries. Sales of fertilizers accounted for 1.5%, 2.1% and 2.6% of net sales for the three years ended December 31, 1996, 1995 and 1994, respectively.

         Future Products. Spurlock Adhesives conducts experimental research to develop new and better Urea and Phenolic resins for its existing markets. Future research will seek, among other things, to reduce further the potential environmental impact of such resins. In addition, Spurlock Adhesives is developing several resins for new markets in which it does not materially participate, such as Urea Resins for the fiberglass roofing mat and fiberglass filter media industries, and Phenolic Resins for the hardboard and high pressure laminates industries.

Sales and Marketing

         Spurlock Adhesives sells its resin products to commercial manufacturers in the forest products, building products and furniture industries. The customers of Spurlock Adhesives include small, medium and large thermosetting resin users located principally in the east, southeast and midwest regions of the United States.

         Spurlock Adhesives seeks to attract medium to large users of thermosetting resins by offering a varied selection of high quality resins at competitive prices, coupled with the willingness and ability to tailor its products to the customer's individual needs and specifications. Spurlock Adhesives emphasizes customer service and the continual improvement and development of new resins to meet the changing needs of the marketplace, including resins with lower levels of formaldehyde, phenol and methanol to reduce their potential environmental impact.

         Urea Resins are marketed to manufacturers in the particleboard, medium density fiberboard and interior plywood segments of the forest products, building products and furniture industries. In addition, Spurlock Adhesives is seeking to expand its presence in the fiberglass roof mat and fiberglass filter media segments of these industries. Phenolic Resins are marketed to different industry segments, including the fiberglass insulation and oriented strandboard segments with recent emphasis on development of the hardboard segment.

         Spurlock Adhesives has a sales and marketing staff consisting of two full-time Sales Managers. The Sales Managers call on existing customers and targeted prospective customers in their individual geographic territories. In circumstances where the company seeks to qualify new or existing products in a particular industry segment, the Sales Managers submit samples to prospective customers for evaluation and testing. The plant managers of the Waverly facility and the Malvern facility service accounts and assist in the development of new business. Spurlock Adhesives also employs two independent sales agents to service specific markets and accounts. In addition, the Corporate Technical Director interacts with customers and prepares monthly Quality Control Reports for customers who request them.

         Spurlock Adhesives also markets itself and its products through advertising and participation in industry associations. Advertising is usually limited to the placement of special features in trade publications and to general listings of resin producers in trade publications, annual buyers guides and other individual directories. Employees of Spurlock Adhesives participate in various industry trade associations and conferences, including the Particleboard/Medium Density Fiberboard Institute, the Technical Association of Pulp and Paper Industries, the Forest Products Research Society, the International Particleboard/Composite Materials Symposium, the International Woodworkers Fair and the Amino, Phenolic Wood Adhesive Association. H. Norman Spurlock, Jr., a director and executive officer of the Company, serves on the Board of Directors of the aforementioned Institute and the Amino, Phenolic Wood Adhesive Association, and is a past Chairman of the Institute's Public Relations Committee.

Customers

         The principal customers of Spurlock Adhesives as of December 31, 1996 were Willamette Industries (Malvern, Arkansas), Schenectady International (Schenectady, New York), Union Camp (Franklin, Virginia) and International Paper (Waverly and Stuart, Virginia; Spring Hope and Statesville, North Carolina; and Jefferson and Nacogadoches, Texas). Sales to each of these customers represented at least 12%, but not more than 26%, of Spurlock Adhesives' total consolidated net sales for 1996. The loss of any one of these customers could have a material adverse effect on the financial condition of Spurlock Adhesives.

Raw Materials and Suppliers

         The principal raw materials used in the production of resins and formaldehyde are methanol, urea and phenol. These materials are generally available at present, and Spurlock Adhesives does not rely on a single producer for any of its raw materials. Methanol, urea and phenol are commodity chemicals. In order to assure a continuous supply of these materials, Spurlock Adhesives enters into multi-year purchase contracts with certain producers for a minimum supply of these commodities. Purchase orders for commodities are placed several weeks or months in advance of delivery. Although prices for these commodities may fluctuate, Spurlock Adhesives seeks to minimize the risk of such price fluctuations by including provisions in customer agreements that adjust product sales prices to reflect changes in Spurlock Adhesives' raw material costs. The amount of any change in raw material costs for purposes of these price adjustment provisions is determined by reference to market indices for specific commodities. By matching increases and decreases in raw material costs with corresponding increases and decreases in the sales prices for its products, Spurlock Adhesives is better able to maintain profit margins.

Competition

         The business of developing and manufacturing liquid thermosetting resins is highly competitive. The principal products of Spurlock Adhesives compete against similar and different products manufactured and sold by numerous other companies, some of which are substantially larger and have greater resources than Spurlock Adhesives. The principal competitors of Spurlock Adhesives are three large well-established manufacturers: Georgia-Pacific Resins, a division of Georgia-Pacific Corporation; Borden Chemical, a division of Borden, Inc.; and Neste Resins, a Finnish Company. Spurlock Adhesives competes on the basis of price, quality, product consistency, service, method of distribution, marketing prowess and the ability to tailor products to meet customer needs.

Patents and Trademarks

         Spurlock Adhesives is the owner of a United States patent, no. 4,381,368, on a process for the production of Urea Resins. The patent was obtained by Harold N. Spurlock on April 26, 1983, and was formally assigned to Spurlock Adhesives in January, 1996 for no consideration. The process described in the patent has been used as the foundation for several other products developed by Spurlock Adhesives.

         Management of Spurlock Adhesives believes that it has a proprietary interest in certain processes for the production of resins and that the competitive advantage provided by maintaining the confidentiality of these processes outweighs any benefits which might be derived from obtaining patent protection for the processes. Consequently, Spurlock Adhesives has no plans at the present time to seek patent protection for any such processes. Spurlock Adhesives is not aware of and has not received any notice or claim that any of its manufacturing processes infringe the proprietary rights of any third party in any manner that could materially affect its business or that would prevent Spurlock Adhesives from using its processes.

Seasonality and Backlog

         Sales volume in the thermosetting resins business is closely related to overall levels of activity in the forest products, building products and furniture industries. Historically, Spurlock Adhesives' business has been generally slower in the winter months and more vigorous in the spring and fall months. In addition, the resins business is cyclical due to the effect of fluctuations in the economy and overall levels of building and construction activity. Periods of recession or high interest rates adversely affect building and construction activity and therefore sales revenues.

         Spurlock Adhesives typically has no significant backlog as customers generally place monthly purchase orders that require delivery as of a specified date as a condition to placing the order. Spurlock Adhesives from time to time must turn down orders if necessary to assure that existing orders are timely delivered.

Employees

         As of December 31, 1996, Spurlock Adhesives had 66 full time employees and 1 part time employee. Spurlock Industries does not employ any personnel. Spurlock Adhesives' relationship with its employees is good. Approximately sixteen employees located at the Malvern, Arkansas plant are covered by a three year collective bargaining agreement between Spurlock Adhesives and the United Steel Workers of America that expires June 30, 1999.

Government Regulation

         The Company is subject to various federal, state and local environmental laws and regulations which limit the discharge, storage, handling and disposal of a variety of substances. The Company's operations are also governed by laws and regulations relating to work-place safety and worker health, principally the Occupational Safety and Health Administration Act and accompanying regulations and various state laws and regulations. Spurlock Adhesives believes it presently complies in all material respects with the foregoing laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its financial condition or results of operations. See Note 1 to the Consolidated Financial Statements. Expenditures for environmental compliance -- which are considered by the Company to be a customary and recurring cost of doing business in its industry -- averaged approximately $250,000 for each of the three fiscal years ended December 31, 1996. See "Management's Discussion and Analysis of Financial Corporation and Results of Operations - Compliance with Environmental Regulations." No capital expenditures for environmental control facilities are anticipated for 1996 other than remediation costs for the proposed Albany, NY facility estimated at $860,000. See "Item 1. Business - Operating History and Acquisition Strategy."


Item 2.           Properties

         Air Resources conducts its business operations primarily from two manufacturing facilities located in Waverly, Virginia and Malvern, Arkansas. The Company's headquarters and chief executive offices are located in leased office space in Waverly, Virginia. Management of Air Resources believes the properties are in good condition and suitable for the Company's purposes. The Company's two manufacturing facilities are encumbered under existing credit arrangements.

         Executive Offices. Spurlock Adhesives is leasing on a month to month basis office space in the James River Bank building in the Town of Waverly. This space consists of 5 offices and a reception area and is approximately 2,000 square feet.

         Waverly Facility. Spurlock Adhesives owns and operates a facility on a 13 acre industrial site located about 3 miles northwest of the intersection of state highways 40 and 460 near Waverly, Virginia. The facility consists of two resin plants and two formaldehyde plants. The plants produce Urea Resins, Phenolic Resins and formaldehyde. In 1996, the resin plants were operated at approximately 55% of capacity and the formaldehyde plants were operated at approximately 83% of capacity.

         Malvern Facility. The Company owns and operates a facility on 67 acres of land in Gillford, Arkansas, approximately five miles northeast of Malvern, Arkansas. The facility consists of a resin plant, a formaldehyde plant, two administrative offices and a research facility. The plants produce Urea Resins, Phenolic Resins and formaldehyde. In 1996, the resin plant was operated at approximately 65% of capacity and the formaldehyde plant was operated at approximately 84% of capacity. The Company's major research activities are conducted at the Malvern facility.

         Formaldehyde Plant Lease. On December 19, 1991, Spurlock Adhesives entered into a Formaldehyde Plant Lease with D.B. Western, Inc., of North Bend, Oregon, whereby D.B. Western, Inc. agreed to construct a fully operational formaldehyde plant at Waverly, Virginia and lease the facility to Spurlock Adhesives for ten years at $55,000 per month, commencing at such time as the plant became mechanically complete and ready for start up. The lease commenced in February, 1993. The proposed plant was to meet the requirements of the Occupational Safety and Health Act of 1970, the National Fire Protection Association, the National Electric Code for Class 1, Division II, the Uniform Building Code, and the rules and regulations which have been adopted by the Environmental Protection Agency.

          D.B. Western, Inc. guaranteed in the Formaldehyde Plant Lease that the plant would produce formaldehyde at specified daily rates based upon certain conditions. During the fourth quarter of 1993, Spurlock Adhesives began deferring certain payments on the plant lease due to operational problems with the plant. Spurlock Adhesives maintained that the plant did not produce the quantities of formaldehyde specified in the lease. The amounts deferred through the fiscal years ended December 31, 1995 and 1994 were $510,070 and $480,000, respectively. However, beginning in August 1994, Spurlock Adhesives paid for plant usage at the rate of $15,000 per week, or approximately $5,000 per month more than the lease rate. The $5,000 per month increase in payments represented an informal settlement between the parties that served to reduce the amount of deferred rent until a formal and more permanent settlement could be achieved. The increase in the amount of deferred rent between December 31, 1994 and December 31, 1995 reflected the booking of certain costs associated with recatalization of the plant as deferred rent.

         In July, 1996, the Company consummated an agreement with D. B. Western, Inc., whereby the Company purchased the plant, terminated the lease and settled all claims with respect to the facility for $3,675,000.


Item 3.           Legal Proceedings

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, or any proceedings known to be contemplated by governmental authorities, to which Spurlock Industries or Spurlock Adhesives is a party or of which any of their property is the subject.


Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.           Market for Registrant's Common Equity and Related Shareholder
                  Matters

         The Registrant sold no equity securities of the Registrant, which were not registered under the Securities Act of 1933, as amended, during the period covered by this report.

Item 6.           Selected Financial Data

         The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

         The selected consolidated financial information presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1996, is derived from the consolidated financial statements of Spurlock Industries. The financial statements as of December 31, 1996, and for the five years ended December 31, 1996, have been audited by Winter, Schiefley & Associates, P.C., independent auditors.



                                                                               Years Ended December 31,
                                                   --------------------------------------------------------------------------------
                                                     1996             1995 (2)             1994           1993            1992(1)
                                                     ----             ----                 ----           ----            -------
Income Statement Data:
Net Sales .....................................    $ 28,643,415     $ 33,243,677       30,512,704     $ 23,475,249     $  9,032,153
Cost of sales .................................      21,129,265       26,092,053       26,269,016       20,268,532        8,031,692

Gross profit ..................................       7,514,150        7,151,624        4,243,688        3,206,717        1,000,461
Selling,  general  and  administrative
  expenses ....................................       4,429,906        3,903,371        3,456,356        3,808,775        1,725,337
                                                   ------------     ------------     ------------     ------------     ------------
Income (Loss) from operations .................       3,084,244        3,248,253          787,332         (602,058)        (724,876)

Other income and expenses .....................        (427,508)
Interest income ...............................          72,204           12,007            2,513           12,849            3,649
Interest expense ..............................        (667,942)        (663,662)        (828,261)        (668,670)        (127,978)
                                                   ------------     ------------     ------------     ------------     ------------
Income (Loss)from continuing
  operations ..................................       2,488,506        2,596,598          (38,416)      (1,685,387)      (1,061,205)
Provision for income taxes ....................       1,021,487          115,600
                                                                                                      ------------     ------------
Net Income (Loss) .............................       1,467,019        2,480,998          (38,416)      (1,685,387)      (1,061,205)
                                                   ============     ============     ============     ============     ============

Net Income (Loss) per common share:
 From continuing operations ...................    $       0.22     $       0.37     ($      0.01)    ($      0.42)    ($      0.30)
                                                   ------------     ------------     ------------     ------------     ------------


                                                                  Years Ended December 31,
                                                   --------------------------------------------------------------------------------
                                                       1996               1995 (2)        1994             1993             1992(1)
                                                       ----               ----            ----             ----             -------
Balance Sheet Data:

Current assets ................................    $  2,288,914     $  3,099,414     $  3,715,917     $   ,748,663     $  1,857,682
Current liabilities ...........................       4,388,860        5,330,308        8,133,204        5,978,068        5,070,012
Total assets ..................................      12,243,751        9,342,968        9,996,870        8,305,184        8,190,056
Long-term debt ................................       3,402,621          983,652        1,354,556        1,779,592          427,433
Shareholders' equity(3) .......................       4,266,127        2,919,108          509,110          547,524        2,082,911

Number of common shareholders .................             242              249              245              240              240

Weighted average  number  of  common shares
   outstanding ................................       6,678,983        6,717,667        4,266,066        3,999,566        3,519,369
Cash dividends declared .......................               0                0                0                0                0
Book value per share (4) ......................    $       0.64     $       0.43     $       0.08     $       0.08     $       0.34

(1) The 1992 increases in sales, assets and equity reflect the acquisition of Spurlock Adhesives on August 5, 1992.

(2) Assumes the conversion of 1,200,000 preferred shares into 2,400,000 common shares, which conversion was subsequently effected on January 5, 1996. Absent the pro forma addition of 2,400,000 common shares, the historical number of weighted average shares outstanding for the fiscal year ended December 31, 1995 was 4,317,667.
(3) For the four fiscal years ended December 31, 1995, stockholders equity included 1,200,000 shares of preferred stock, par value $2 per share, totalling $2,400,000.
(4) Assuming the conversion of 1,200,000 preferred shares into 2,400,000 common shares, which conversion was subsequently effected on January 5, 1996, the weighted average shares outstanding for the five fiscal years ending December 31, 1996 were: 6,678,983, 6,717,667, 6,626,066, 6,399,566 and
     4,519,369.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis provides information which management believes is relevant to understanding Spurlock Industries' operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes. The financial statements of the Company have been prepared in conformity with generally accepted accounting principles.

Forward-Looking Statements

         The following discussion contains certain forward-looking statements, generally identified by phrases such as "the Company expects" or "Management believes" or words of similar effect. The Company wishes to caution readers that certain important factors set forth within such discussion, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made herein. For a further discussion of such factors and forward-looking statements, please see "Forward-Looking and Cautionary Statements" below.

General

         Overview. The Company's operating results have shown substantial improvement in the fiscal years ended December 31, 1996, 1995 and 1994. The Company achieved nearly break-even results in 1994, reported record profits of $2,480,998 in 1995 and reported profits of $1,435,176 in 1996. Management attributes this improvement to the refocusing of the Company on its core resin/adhesives business and the termination of non-profitable gas generation operations, the implementation of a cost reduction program in early 1994, increased control over raw materials prices and improved product margins. The lower net profit in 1996 is due mainly to the effect of income taxes, as loss carryforwards were substantially utilized in 1995.

         Discontinued Operations. In the first quarter of 1994, the Board of Directors of the Company decided to discontinue its Colorado gas recovery engineering and consulting business and to close its Denver office. Such actions were completed by the end of the year. Operating results for 1995 and 1996 reflect only those of the Company's primary subsidiary, Spurlock Adhesives.

         Dependence on Construction and Related Industries. Demand for Spurlock Industries' products and the Company's financial performance are closely tied to the fortunes of the construction, forest products and related industries. See "Item 1. Business - Seasonality and Backlog." Accordingly, the recent period of relatively low interest rates (including mortgage loan rates) and the stability of the housing, construction and related industries, have favorably impacted the Company's recent financial performance.

         Gross Margins and Commodity Prices. Raw materials costs comprised approximately 57%, 62% and 68% of net sales in 1996, 1995, and 1994, respectively. Raw materials are by far the largest component of cost of goods sold. Therefore, the Company's operating performance is sensitive to price movements in its basic raw materials, particularly methanol and urea. Management strives to ameliorate these commodity risks by maintaining diverse supply relationships and by closely matching increases and decreases in product prices to increases and decreases in raw material costs. During the first part of 1996, the Company was able to pass on increases or decreases in raw material prices, which was the primary reason for the improved margins in fiscal 1996. Margins were squeezed during the last quarter of that year due to competition and excess capacity in certain markets. See "Item 1. Business - Raw Materials and Suppliers."

         Freight Costs. A substantial portion of Spurlock Industries' products are priced on an "as delivered basis". For 1996, 1995, and 1994, freight costs relating to delivery of the Company's products comprised approximately 3.9%, 4.2%, and 4.5%, respectively, of net sales. Accordingly, the Company's operating performance is sensitive to movements in freight costs. In a June 1994 cost-reduction move, the Company discontinued the majority of its own trucking operations and began contracting with third parties for most of these services. As a result, combined savings of approximately $117,000 or 0.4% of sales were achieved in the salary and wages component of cost of goods sold and in insurance expenses in 1995. The further decrease of $276,028 in 1996 is attributable to changes in customer processes that decreased shipments, as well as one customer changing terms to freight collect.

         New Credit Facilities. In July 1996, in order to reduce interest costs and increase credit availability, the Company terminated a $3,500,000 line of credit with its primary working capital lender and obtained a $3,500,000 line of credit with a new lender. Such new credit facility is secured by accounts receivable and inventory, among other assets, and provides for credit availability based upon the level of accounts receivable and inventory. In conjunction with this new line of credit, the Company borrowed an additional $3,600,000 under a term loan to purchase the leased formaldehyde plant, which term loan is secured by all assets.

         Purchase of Waverly Formaldehyde Plant. On December 19, 1991, Spurlock Adhesives entered into a Formaldehyde Plant Lease with D. B. Western, Inc. of Northbend, Oregon, whereby D. B. Western, Inc. agreed to construct a fully operational formaldehyde plant at Waverly, Virginia and lease the facility to Spurlock Adhesives for ten (10) years at $55,000 per month, commencing at such time as the plant became mechanically complete and ready for startup. The lease commenced in February, 1993. Because of a dispute relating to the operational performance of the plant, during the fourth quarter of 1993, the Company began deferring certain payments on the plant lease. The amounts deferred through the fiscal years ended December 31, 1995 and 1994 were $510,070 and $480,000 respectively. Beginning in August 1994, the Company paid for plant usage at the rate of $15,000 per week, or approximately $5,000 per month more than the lease rate as part of an informal accommodation of such dispute.

         In July 1996, the Company consummated an agreement with D. B. Western, Inc. whereby the Company purchased the plant, terminated the lease and settled all claims with respect to the facility for $3,675,000.

         Compliance with Environmental Regulations. Environmental costs charged to operations aggregated $202,076, $277,349 and $261,932 for the years ended December 31, 1996, 1995 and 1994, respectively. As a percentage of net sales, such expenditures totaled .71%, .83% and .86%, respectively over such three years. In all three years, over 80% of such expenditures related to testing at the Company's manufacturing facilities to ensure compliance with environmental laws and regulations. Other expenditures included obtaining required permits, purchase and maintenance of safety equipment, trash and waste removal and training. All such expenses are viewed by the Company as customary, recurring costs of doing business in its industry. No capital expenditures for environmental control facilities are anticipated for 1997 other than $860,000 for remediation in connection with its planned acquisition of property and industrial facilities near Albany, NY, as described under "Liquidity and Capital Resources" below.

         Capacity Utilization. In 1996, the Waverly, Virginia formaldehyde plant ran at approximately 83% of capacity as compared to 85% in 1995. The decrease was due to lower volumes of resin being produced. The Malvern, Arkansas formaldehyde plant ran at approximately 84% in 1996 as compared to 90% in 1995. The decrease was due to excess capacity in that market area. In 1996, resin capacity utilization at the Waverly facility was 55% compared to 60% in 1995. This change was due to a customer's order patterns and process changes to better utilize the products. The Malvern facility maintained its resin capacity utilization at 65% for 1996 and 1995. In the future, management intends to continue to adjust the Company's production and product mix to meet market conditions in order to maximize profits.

         New York Facility. In the fourth quarter of 1996, the Company entered a contract of sale with Niagara Mohawk Power Company for the purchase of certain real property and facilities near Albany, New York, to construct thereon certain manufacturing facilities for the production of formaldehyde and resins. The total estimated cost of such proposed New York facility is $8,300,000, including environmental remediation costs estimated by an outside consultant at approximately $860,000. Management believes that financing for the project, adequate in amount and on reasonable terms, can be obtained by the Company, via a conventional loan or funding from industrial revenue bonds.

         The Company is unable to predict at this time, when and if, the necessary permits for the New York project can be obtained. It continues to examine alternative sites for the proposed project.

         Conversion of Convertible Preferred Stock. In January, 1996, the holder of 1,200,000 convertible preferred shares, Harold N. Spurlock, Chairman, President and Chief Executive Officer of the Company, converted these shares pursuant to their terms into 2,400,000 shares of the Company's common stock. For the fiscal years ended December 31, 1995 and 1994, the Company had outstanding 1,200,000 shares of convertible preferred stock, $2.00 par value per share, aggregating $2,400,000. In "Results of Operations" below, earnings per share ratios assume the conversion of all such preferred shares except in 1994 when the effect was anti-dilutive.

         Inflation. Although Spurlock Industries' operations are influenced by general economic trends, the Company does not believe that inflation had a material impact on its operations during the three-year period ended December 31, 1996.

Results of Operations

         Fiscal 1996 Compared to 1995. Spurlock Industries' net sales for the year ended December 31, 1996 were $28,643,415, a decrease of 13.8% compared to $33,243,677 in 1995. This decrease resulted from lower average selling prices on all of Spurlock Adhesives' resin and formaldehyde products due to: (i) lower prices for raw materials, and (ii) several customers' decreased demand for the Company's products due to a change to a more efficient manufacturing process. Shipments of resin/adhesive products - which comprised approximately 67% of all 1996 shipments - declined by 4.3% from 1995. All sales in 1996 were generated by Spurlock Adhesives.

         Cost of goods sold for 1996 totaled $21,129,265 or 73.8% of net sales versus $26,092,053 or 78.5% in 1995. The decrease was mainly in raw material costs which represented 57.1% of net sales in 1996 versus 62.36% in 1995. Management was successful in holding most categories of other costs of goods sold to 1995 levels. Accordingly, the gross margin improved in 1996 to 26.2% from 21.5% in 1995, on gross profit of $7,514,150 versus $7,151,624 in 1995.

         Selling, general and administrative expenses totalled $4,429,906 or 15.47% of net sales in 1996 as compared to $3,903,371 or 11.74% of sales in 1995. The dollar increase in this category in 1996 resulted from salary and wage increases to middle management and increased professional fees associated with the merger that took place July 26, 1996. The lower volume of net sales significantly contributed to the increase as a percentage of net sales.

         Interest expense in 1996, although increasing as a percentage of net sales to 2.33% from 2.00% in 1995, increased only .6% in absolute terms to $667,942 from $663,662 in 1995. This increase resulted from the term loan borrowing for the purchase of the leased formaldehyde plant and lower interest rates on the line of credit.

         Pretax earnings in 1996 of $2,488,506 substantially mirrored the $2,596,598 reported in 1995, despite lower sales. This was due to an improvement in the pretax margin, which was 8.7% in 1996 versus 7.8% in 1995.

         The provision for income taxes totalled $1,021,487 for 1996 as compared to $115,600 for 1995. The provision for income tax in 1996 consisted of $149,415 in state income tax and $846,091 in federal income tax, as compared to $104,000 and $11,400, respectively, for 1995. The 1995 figures are net of loss carryforwards aggregating $801,532. Absent such carryforwards in 1996, net earnings after taxes for 1996 of $1,467,019 or $.22 per share of common stock (on a fully diluted basis) declined from $2,480,998 or $.37 per share in 1995.

         Fiscal 1995 Compared to 1994. For the year ended December 31, 1995, the Company reported net sales of $33,243,677, an increase of 8.95% compared to net sales of $30,512,704 for 1994. All sales related to sales of resin, formaldehyde and fertilizer materials by the Company's wholly owed subsidiary,

Spurlock Adhesives. Shipments of resin/adhesive products - which comprised 68.3% of all shipments in 1995 - declined 18.1% from 1994. This drop in volume - due to the concerted effort by management to adjust the product sales mix to take full advantage of superior margins realizable in the formaldehyde markets - was effectively offset by a 74.8% increase in formaldehyde shipments owing largely to sales to a new customer procured in 1994. Overall product shipments dropped approximately 3.3% from 1994. Accordingly, the increase in net sales for 1995 resulted from increased average selling prices for the entire year for Spurlock Industries' products.

         Cost of goods sold totaled $26,092,053 or 78.49% of net sales, compared to $26,269,016 or 86.09% of net sales for 1994. The decrease in costs of goods sold as a percentage of net sales resulted from the Company's success in holding both raw material costs and other costs of goods sold (such as freight and energy costs) to 1994 levels while simultaneously increasing net sales. The Company's gross profit and gross margin improved substantially in 1995 to $7,151,624 and 21.51%, respectively, from $4,243,688 and 13.91%, respectively, in 1994. The improved gross margin was primarily the result of improved mark-ups in selling prices, due in large part to the success of the Company in passing raw material costs along to its customers.

         Selling, general and administrative expenses for 1995 were $3,903,371 or 11.74% of net sales, compared to $3,456,356 or 11.33% of net sales for the same period in 1994. The increase in operating expenses resulted primarily from an increase of $536,568 or 35.1% in human resources expense, owing largely to increases in salaries for key executive and middle management personnel. The salaries of such personnel had been frozen for the previous three years.

         Interest expense in 1995 totaled $663,662 or 2.00% of net sales, versus $828,261 or 2.71% of net sales in 1994. The decrease was due to a reduction in average outstandings of interest accruing debt of approximately $250,000 or 6.8% from the prior year, and reduced borrowing costs attributable to the more attractive rates offered under the previous working capital facility entered into in February 1995.

         The provisions for income taxes totaled $115,600 for 1995, consisting of $104,000 in state income tax and $11,600 in federal income tax, the latter of which largely resulted from to the utilization of loss carry-forwards in the amount of $801,532. Due to a net loss, no federal or state income taxes were accrued for 1994. Net earnings after taxes for 1995 increased dramatically over the prior year, totaling $2,480,998 or $.37 per share of common stock (on a fully diluted basis) compared to a loss of ($38,416) or ($.01) per share in 1994.

         Liquidity and Capital Resources

         General. In fiscal 1996, 1995 and 1994, the Company relied heavily on its institutional working capital lenders and its trade creditors to finance its working capital requirements. The Company traditionally has operated, and continues to operate, with a negative working capital position, as Spurlock Industries takes advantage of supplier payment terms which exceed those granted to the Company's customers. Although the Company continued to rely on these funds sources in 1996 and 1995, strong earnings and cash flow allowed it to substantially reduce its dependence on accounts payable and to strengthen its working capital and cash positions.

         Fiscal 1996 Compared to 1995. In 1996, Spurlock Industries reported a cash flow from net income and depreciation and amortization of $2,225,384 compared to the $3,181,238 reported in 1995. This cash flow, supplemented by reductions in receivables and inventory of $366,845 and $54,133, respectively, permitted the Company to reduce accounts payable by $380,584, fund fixed asset additions of $1,184,369 and reduce notes and loans by $1,351,511. Working capital increased $130,948 or approximately 5.9% to ($2,099,946) from ($2,230,894) in 1995.

         As described above, in July 1996 the Company entered into a new $3,500,000 revolving credit facility with a new lender, which facility matures in July 1999. On December 31, 1996, outstanding loans under the facility totaled $1,420,801, which was the total amount available at such time based on levels of accounts receivable and inventory on which borrowing availability is based. Borrowings during the entire fiscal year averaged approximately $1,450,000. The new credit facility provides the Company with an important source of liquidity in addition to its cash account and cash generated from operations. Management believes that cash generated from operations, together with amounts available under the Company's revolving credit facility, will be sufficient to meet the Company's anticipated working capital and liquidity requirements during 1997 and 1998.

         In addition to borrowings under its revolving credit facility, the Company had outstanding at year end 1996 long term debt totaling $4,431,711, including current maturities of $1,029,090. Such debt extends through 2004, with current maturities thereof dropping to $996,087 in 1998 and significantly thereafter. In 1995, long term debt totaled $1,977,242 with current maturities of $993,590. The increase in long term debt is attributable to the new borrowings to purchase the formerly leased formaldehyde plant. The total term facility is $3,639,000, with $3,436,832 outstanding at year end.

         The 1996 net earnings strengthened the Company's capital position, as its retained earnings deficit was reduced by $1,467,019 from year end 1995, and total equity increased 46.1% to $4,266,127 from $2,919,108 at year end 1995. Because the equity increase outpaced the increase in total liabilities, the ratio of total liabilities to total net worth, a measure of leverage, improved to 1.87 at year end 1996 from 2.2 at year end 1995.

         As described in "General - New York Facility" above, the Company has plans to construct manufacturing facilities for the production of formaldehyde and resins in the State of New York. The estimated cost of such proposed facility would approximate $8,300,000, including environmental remediation costs estimated by an outside consultant at approximately $860,000. Management believes that financing for the project, adequate in amount and on reasonable terms, can be obtained by the Company via a conventional loan or funding from industrial revenue bonds.

         Fiscal 1995 Compared to 1994. In 1995, the Company reported a strong cash flow from net income and depreciation and amortization of $3,181,238, an improvement of $2,659,055 or 509% over the $522,183 reported in 1994. This strong cash flow, supplemented by significant reductions in receivables and inventory of $546,277 and $566,152, respectively, permitted the Company to reduce accounts payable by $3,063,008, fund fixed asset additions of $425,769 and reduce notes and loans by $1,012,309.

Working capital increased $2,186,393 or approximately 49% to ($2,230,894) from ($4,417,287) in 1994, as the Company drastically reduced its level of payables, cut payment time to trade creditors by approximately half and began paying within standard thirty (30) day terms. Despite an increase in cash and trading securities of $373,767 to $450,751, current assets actually fell by 16.6%. This drop was due in large part to the lofty levels of product sales prices and accordingly trading assets at December 31, 1994. In addition, the Company was able to quicken collection of its accounts receivable.

         In February 1995 the Company entered into a $3,500,000 revolving credit facility with a new lender. On December 31, 1995, outstanding loans under the facility, which has now been replaced, totaled $1,329,096, leaving $109,000 in unused loan availability at such time based on levels of accounts receivable and inventory on which borrowing availability is based. Borrowings during the entire fiscal year averaged approximately $1,600,000.

         The 1995 revolving credit facility contained a number of financial and restrictive covenants limiting, among other things, the redemption of capital stock, the payment of dividends, the incurrence of additional indebtedness, certain mergers and acquisitions, and the acquisition of fixed assets. During 1995, technical violations of certain such covenants resulted, for which the Company received a waiver from the lender.

         In addition to borrowings under its 1995 revolving credit facility, the Company had outstanding at year end 1995 "notes payable-other" of $82,447 due in 1996, which represented the remaining obligations under various private placement notes to investors. Principal payments of $423,218 were made on such notes in 1995. The Company also had $1,977,242 in long term debt at year end 1995, including current maturities of $993,590. Approximately half of total long term debt consisted of notes payable to two former vendors and suppliers.

         Deferred rent increased to $510,070 from $480,000 at year end 1994, and related to the lease for a formaldehyde plant located in Waverly, Virginia from D.B. Western, which lease was then in dispute. Such dispute was settled and the plant was purchased by the Company in July 1996. See "General - Purchase of Waverly Formaldahyde Plant" above. Lease payments of $15,000 a week - which approximated $5,000 per month more than the required monthly rental of $55,000 -would have served to repay most of such deferred rent by the expiration of the lease in February 2003. Such additional rental payments paid during 1995 would have actually reduced deferred rent from the 1994 level to $360,000 but for the addition to deferred rent of $120,000 relating to an account payable to D.B. Western, Inc. for catalyst relating to the operation of the leased facility.

         The strong 1995 net earnings strengthened the Company's capital position, as its retained earnings deficit was reduced by $2,480,998 from year end 1994, and total equity increased 473% to $2,919,108 from $509,110 at year end 1994. Because of the equity increase and substantially reduced total liabilities, the ratio of total liabilities to total net worth, a measure of leverage, decreased significantly to 2.2 from 18.6 at year end 1994.

Forward-Looking  And Cautionary Statements

         The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and

Exchange Commission in its reports to shareholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

         The Company's formaldehyde and resin business is closely tied to the construction and forest products industries, and is influenced by housing starts and construction activity generally. The Company's operating performance is sensitive to price movements in its basic raw materials, particularly methanol and urea. The Company's operating performance is also sensitive to movements in freight costs. The Company's raw materials, products and manufacturing processes are subject to environmental laws and regulations and the costs associated therewith. The availability of credit from institutional asset based lenders and suppliers is very important to the Company. Developments in any of these areas, which are more fully described elsewhere in Parts I and II hereof, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 8.           Financial Statements and Supplementary Data


REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Spurlock Industries, Inc.

We have audited the accompanying consolidated balance sheets of Spurlock Industries, Inc. (formerly Air Resources Corporation) as of December 31, 1996, and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spurlock Industries, Inc. (formerly Air Resources Corporation) as of December 31, 1996, and 1995, and the results of its operations, and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                            Winter, Scheifley & Associates, P.C.
                                              Certified Public Accountants

Englewood, Colorado
January 17, 1997

                            Spurlock Industries, Inc.
                      (Formerly Air Resources Corporation)
                           Consolidated Balance Sheets
                        As of December 31, 1996 and 1995

Assets
                                                              1996                               1995
Current Assets:
Cash and cash equivalents                                    $106,702                            $250,751
Trading securities                                              -                                 200,000
Accounts receivable - trade                                 1,446,930                           1,813,775
Other accounts receivable                                       8,718                              62,179
Accounts and notes receivable
         -   officers current portion                          38,595                              40,520
Inventories                                                   541,632                             595,765
Prepaid income taxes                                           72,477                               -
Deferred tax asset                                              -                                  98,300
Prepaid expenses                                               74,490                              38,124
                                                          -----------                          ----------
Total current assets                                        2,288,914                           3,099,414

Property, plant and equipment, net of
accumulated depreciation of $4,313,075 and
$3,559,436                                                  9,444,057                           5,712,885

Other Assets:
Accounts and notes receivable
         -  officers                                          101,044                             118,119
Investments                                                   150,000                             150,000
Other                                                         259,736                             262,550
                                                          -----------                          ----------
                                                              510,780                             530,669
                                                          -----------                          ----------
Total assets                                              $12,243,751                          $9,342,968
                                                          ===========                          ==========

    The accompanying notes are an integral part of the financial statements.

                           Spurlock Industries, Inc.
                      (Formerly Air Resources Corporation)
                           Consolidated Balance Sheets
                        As of December 31, 1996 and 1995
                                   (Continued)

Liabilities and Stockholders' Equity
                                                            1996                       1995
Current Liabilities:
Notes payable - line of credit                              $ 1,420,801                $ 1,329,096
Notes payable - other                                                 -                     82,447
Current portion of long-term debt                             1,029,090                    993,590
Accounts payable - trade                                      1,678,442                  2,069,561
Accrued expenses                                                260,527                    249,922
Amounts due stockholders and
 and related parties                                                  -                     95,622
Deferred rent                                                         -                    510,070
                                                            -----------                -----------
Total current liabilities                                     4,388,860                  5,330,308

Long-term debt                                                3,402,621                    983,652
Deferred tax liability                                          143,476                    109,900
Post retirement benefit liability                                42,667                          -

Commitments and contingencies

Stockholders' Equity:
Preferred stock, convertible,
  $2 par value, 5,000,000 shares
  authorized, 1,200,000 shares
  issued and outstanding                                              -                  2,400,000
Common stock, no par value
  500,000,000 shares authorized
  6,572,066, and 4,325,066
  shares issued and outstanding                               4,808,814                  2,528,814
Accumulated deficit                                           (542,687)                (2,009,706)
                                                            -----------                -----------
                                                              4,266,127                  2,919,108
                                                            -----------                -----------
Total liabilities and
  stockholders' equity                                      $12,243,751                $ 9,342,968
                                                            ===========                ===========

                            Spurlock Industries, Inc.
                      (Formerly Air Resources Corporation)
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1996, 1995 and 1994

                                                           1996                  1995                   1994
Revenues:
Net sales                                                $28,643,415          $33,243,677            $30,512,704
Cost of sales                                             21,129,265           26,092,053             26,269,016
                                                         -----------          -----------            ------------
                                                           7,514,150            7,151,624              4,243,688
Selling, general and
  administrative expenses                                  4,429,906            3,903,371              3,456,356
                                                         -----------          -----------            -----------
                                                           3,084,244            3,248,253                787,332
Other income and (expense):
Other income                                                  72,204               12,007                  2,513
Interest expense                                            (667,942)            (663,662)              (828,261)
                                                         -----------          -----------            -----------
                                                            (595,738)            (651,655)              (825,748)

Net income before income taxes                             2,488,506            2,596,598                (38,416)
Provision for income taxes                                 1,021,487              115,600                 -
                                                         -----------          -----------            -----------
Net income (loss)                                        $ 1,467,019          $ 2,480,998            $   (38,416)
                                                         ===========          ===========            ============

Earnings per share                                           $0.22                 $0.37                  $(0.01)
                                                             =====                 =====                  =======

Weighted average shares outstanding                        6,678,983            6,717,666              4,226,066
                                                           =========            =========              =========

The accompanying notes are an integral part of the financial statements.

                            Spurlock Industries, Inc.
                      (Formerly Air Resources Corporation)
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                         1996               1995               1994
Operating activities:
Net income (loss)                                                        $ 1,467,019        $ 2,480,998       $   (38,416)
Adjustments to reconcile net income
  (loss) to net cash:
Depreciation and amortization                                                758,365            700,240            560,599
Issuance of common stock for services                                              -              5,000                  -
Write off of intangible assets                                                     -                  -             23,372
Abandonment of fixed assets                                                        -                  -              9,958
(Increase) decrease in receivables                                           420,306            546,277          (371,281)
(Increase) decrease in trading securities                                    200,000          (200,000)                  -
(Increase) decrease in inventory                                              54,133            566,152          (320,578)
(Increase) decrease in prepaid expenses                                    (108,843)              6,001              1,695
(Increase) in other assets                                                     2,814           (79,381)           (15,181)
Increase in deferred taxes                                                   131,946             11,600                  -
Increase (decrease) in accounts payable
  and accrued expenses                                                     (380,584)        (2,188,581)            775,959
Increase in post retirement benefit liability                                 42,667

                                                                           ---------          ---------          ---------
Total adjustments                                                          1,120,804          (632,692)            664,543
                                                                           ---------          ---------          ---------
Net cash provided by (used in)
 operating activities                                                      2,587,823          1,848,306            626,127

Investing activities:
Purchase of fixed assets                                                 (1,184,369)          (425,769)          (316,265)
Advances to officers                                                        (11,000)          (136,733)                  -
Repayment of officer advances                                                 30,000
                                                                           ---------          ---------          ---------
Net cash provided by (used in)
 investing activities                                                    (1,165,369)          (425,769)          (316,265)

Financing activities:
Acquisition of common shares                                               (120,000)            (1,000)                  -
Proceeds of new borrowings                                                         -                  -             60,665
Repayment of related party loans                                            (95,622)           (99,728)                  -
Repayment of notes and loans                                             (1,351,511)        (1,012,309)          (318,261)
                                                                           ---------          ---------          ---------


Net cash provided by (used in)
 financing activities                                                    (1,567,133)        (1,112,037)          (257,596)

Net increase in cash and cash equivalents                                  (144,679)            310,500             52,266
Beginning cash                                                               250,751             76,984             24,718
                                                                           ---------          ---------          ---------
Ending cash                                                              $   106,072        $   387,484        $    76,984
                                                                         ===========        ===========        ===========


                            Spurlock Industries, Inc.
                      (Formerly Air Resources Corporation)
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994
                                   (Continued)

                                                                         1996               1995               1994

Supplemental cash flow information:

Cash paid for:  Interest                                                 $   667,942        $   605,825        $   391,054
                Income taxes                                             $   658,577        $   104,000        $         -

Non-cash financing and investing activities:
Acquisition of equipment with notes payable                              $ 3,305,168        $    50,818        $         -
Conversion of accounts payables to note                                  $         -        $   839,500        $         -







The accompanying notes are an integral part of the financial statements.

                            Spurlock Industries, Inc.
                      (Formerly Air Resources Corporation)
                 Consolidated Statement of Stockholders' Equity
              For the Years Ended December 31, 1996, 1995 and 1994

                                 Common Shares                    Preferred                      Accumulated
                                                    Amount         Shares          Amount           Deficit

Balance December 31, 1993           4,226,066     $ 2,599,814    $ 1,200,000     $ 2,400,000     $(4,452,288)

Net loss for the year                      -               -              -               -          (38,416)
                                    ---------    ------------    -----------    ------------     ------------

Balance December 31, 1994           4,226,066       2,599,814      1,200,000       2,400,000      (4,490,704)

Issuance of common shares for
  services                            100,000           5,000             -               -                -
Share repurchase agreement            (1,000)        (76,000)             -               -                -
Net income for the year                    -               -              -               -         2,480,998
                                    ---------    ------------    -----------    ------------     ------------
 Balance December 31, 1995          4,325,066       2,528,814      1,200,000       2,400,000      (2,009,706)

Conversion of preferred shares      2,400,000       2,400,000     (1,200,000)    (2,400,000)               -
Acquisition and cancellation
  of shares                         (153,000)       (120,000)             -               -                -
Net income for the year                    -               -              -               -         1,467,019
                                    ---------    ------------    -----------    ------------     ------------
 Balance December 31, 1996          6,572,066       4,808,814             -               -         (542,687)
                                  ===========     ===========    ===========     ===========     ============


The accompanying notes are an integral part of the financial statements.

                            Spurlock Industries, Inc.
                      (formerly Air Resources Corporation)
                   Notes to Consolidated Financial Statements


Note 1. Summary of Significant Accounting Policies

A. Organization and Operations

Spurlock Industries, Inc. (formerly Air Resources Corporation) was originally incorporated on March 17, 1986 in Colorado. On January 27, 1996, Spurlock Industries, Inc. was formed in Virginia. A merger of the two corporations was completed on July 26, 1996. The merger was accounted for as a recapitalization and no adjustments were made to the carrying amounts of assets and liabilities of the combined companies. Shares of the combining companies were exchanged on a one for one basis. The Company is engaged in the development, production, and distribution of resins, liquid fertilizers and formaldehyde.

B. Principles of Consolidation

The Company engages in the development, production, and distribution of resins, liquid fertilizers and formaldehyde through its wholly owned subsidiary Spurlock Adhesives, Inc. All inter-company transactions have been eliminated.
Substantially all of the Company's revenues have been derived from the operations of Spurlock Adhesives.

C. Inventories

Inventory is stated at the lower of cost or market using the first in, first out method. Finished goods include raw materials, direct labor and overhead. Raw materials include purchase and delivery costs. Inventory consists of the following at December 31,

                                                    1996              1995

               Raw materials                       $397,511          $403,273
               Work in process                        9,493             8,677
               Finished goods                       134,628           183,815
                                                   --------          --------
                                                   $541,632          $595,765
                                                   ========          ========


D. Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred and significant renewals or betterments are capitalized.

Useful lives for property and equipment are as follows:

               Buildings                                  20  -  30 years
               Machinery and equipment                     5  -  25 years
               Office equipment                                   7 years
               Vehicles                                    4  -   8 years



E. Intangible Assets

The cost of intangible assets are amortized using the straight-line method over their estimated useful economic lives. They are stated at cost less accumulated amortization. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the 1996 and 1995 fiscal years. During 1994 $23,372, of intangibles considered to be non-recoverable were charged to operations.

F. Revenue Recognition

The Company recognizes revenue on the sales of its products at the time of shipment.

G. Cash

Cash  and  cash  equivalents,   consist  of  deposits  and  highly  liquid  debt
instruments with original maturities of less than 90 days.

H. Environmental Costs

The Company's business activities are monitored by state and federal environmental agencies and the Company is required to obtain permits for the operation of its facilities. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or commitment to a formal plan of action. Environmental costs charged to operations aggregated $202,076, $277,349 and $261,932 for the years ended December 31, 1996, 1995 and 1994.

I.    Advertising

Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $28,101, $27,880 and $648 for the years ended December 31, 1996, 1995 and 1994, respectively.

J. Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

K. Earnings Per Share

Earnings per share for periods presented has been computed using the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, as determined using the treasury stock method, are excluded from the computation during loss years as their effect would be anti-dilutive.

L. Concentration of Credit Risk

The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company has several major customers, (see Note 12) the loss of any one of which could have a material negative impact upon the Company. Additionally, the Company maintains a line of credit and a significant portion of its long-term debt with one financial institution. The maintenance of a satisfactory relationship with this institution is of significant importance to the Company. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

M. Stock-based Compensation

The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 11 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

N. Recent Pronouncements

In 1996 Financial Accounting Standards No. 125 (FAS 125) Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities was issued. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company will adopt FAS 125 in 1997. Adoption of FAS 125 is not expected to have a material effect on the Company's consolidated financial position or operating results.

Note 2. Accounts Receivable

During January, 1994 the Company entered into a factoring agreement with a financial institution whereby the factor agreed to advance the Company up to $1,200,000 with recourse by purchasing accounts receivable less than 90 days old. The advanced amount was computed on 80% of acceptable receivables. The Company agreed to pay the factor a percentage of the face amount of the receivable for the advances as follows: 2% for items collected within 30 days; 4% for items collected between 31 and 60 days; and 6% for items collected after 61 days. Factoring fees charged to expense pursuant to this arrangement for 1995 and 1994 amounted to $94,156 and $425,684, respectively.

During February, 1995 the Company replaced its accounts receivable factoring agreement with a line of credit. The line of credit is secured by the Company's accounts receivable and inventory. Under the terms of the credit line the Company may borrow up to 85% of accounts receivable up to 90 days old and 50% of inventory up to a maximum of $3,500,000. The line of credit was replaced in July 1996 with a new line of credit (see Note 6).

Note 3. Investments

The Company's securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value as a current asset with the change in fair value during the period included in earnings.

At December 31, 1995 the Company held debt securities bearing interest at 6% with a fair value and cost basis of $200,000. The Company had no sales proceeds from trading securities during the year ended December 31, 1995.



The Company purchased additional trading securities during the year ended December 31, 1996 for cash aggregating $397,500. The Company had sales proceeds from trading securities during the year ended December 31, 1996 amounting to $581,167 and realized a (loss) for this period amounting to $(16,333).

Note 4. Property and Equipment.

Property and equipment consist of the following:

                                                    1996       1995

Land                                         $    69,233   $    69,233
Buildings                                        547,041       543,601
Machinery and equipment                       12,399,116     8,315,648
Construction in progress                         305,913       107,133
Vehicles                                         285,189       132,437
Furniture and fixtures                           150,640       104,269
                                             -----------   -----------
                                              13,757,132     9,272,321
Accumulated depreciation and  amortization     4,313,075     3,559,436
                                             -----------   -----------
                                             $ 9,444,057   $ 5,712,885
                                             ===========   ===========

Depreciation charged to operations was $758,365 $700,240 and $560,599 for the years ended December 31, 1996, 1995 and 1994, respectively.

Substantially all of the Company's fixed assets secure debt described in Note 7.

The Company owns vacant land adjacent to its Waverly VA facility which is suitable for plant expansion. The cost of the land $150,000 is included in other investments in the accompanying balance sheet.

Note 5. Accounts and Notes Receivable - Officers

Accounts and notes receivable officers consisted of the following at December
31,

                                                        1996             1995
Notes receivable, with interest at
 9% due in annual payments
 of $38,595 through 1999                                $139,639        $158,639
Less: current portion                                     38,595          40,520
                                                        --------        --------
                                                        $101,044        $118,119
                                                        ========        ========

Note 6. Notes Payable.

Notes payable - line of credit at December 31, 1995 consisted of outstanding indebtedness pursuant to an accounts receivable financing agreement as described in Note 2. At December 31, 1995 the outstanding balance was $1,329,096 bearing interest at prime plus 2.5% (11% at December 31, 1995) per annum. The line was repaid in July 1996 pursuant to a new credit facility with a bank which includes an accounts receivable and inventory line of credit and long-term financing secured by plant and equipment. The new credit line is secured by the Company's accounts receivable and inventory and contains certain financial covenants which the Company is currently in compliance with. At December 31, 1996, borrowings outstanding amounted to $1,420,801 at a year end interest rate of 8.25%.

The year end balance is equal to the maximum amount of borrowing based on available accounts receivable and inventory.

Notes payable - other at December 31, 1995 consists of following:

Promissory notes, with interest at 12% per annum, originally due in March, 1993 with a balance due of $82,447 at December 31, 1995, repaid in 1996.

Note 7. Long-term Debt

Long-term debt consists of the following at December 31,

                                              1996          1995

Note payable bank, payable in monthly
 installments of $8,621 plus interest
 at 10%, repaid in July 1996               $     --     $  206,897

Note payable bank, payable in monthly
 installments of $8,924 with interest
 at 8%, repaid in June 1996                      --         77,362

Note payable to a bank payable
 $50,542 monthly including interest
 at prime + .5% or LIBOR  rate + 2.75%
(8.25%   at December 31, 1996)
 secured  by plant and equipment
 due July, 2002                             3,436,832      509,138

Note payable to a bank with
 interest at 12% payable $1,832
 monthly  secured by real property
 due in August, 2004                          109,295      117,583

Note payable vendor, payable in monthly
 installments of $23,320 with interest
 at Prime + 1.5% (10% at December 31,
 1995) due March, 1998                        349,780      629,620

Note payable supplier, payable in
 monthly installments of $12,861, with
 interest at 8%, repaid in June 1996             --        379,831

Note payable supplier, payable in
 monthly installments of $14,814, with
 interest at 8.25%, through August 1999       400,504         --

Various notes payable,  payable in
 monthly  installments of $4,634
 with interest from 8% to 10% due
 December 1997 to November 1999
 secured by personal property                 135,300       56,811
                                            ---------    ---------
                                            4,431,711    1,977,242
Less: current portion                       1,029,090      993,590
                                            ---------    ---------
                                           $3,402,621    $ 983,652
                                           ==========    =========

Maturities of long-term debt are as follows:

                  December 31, 1997                  $1,029,090
                  December 31, 1998                  $  966,087
                  December 31, 1999                  $  740,822
                  December 31, 2000                  $  619,942
                  December 31, 2001                  $  621,647
                  Thereafter                         $  454,123

Note 8. Related Party Transactions.

Through 1993 certain directors and shareholders made advances to the Company bearing interest at 10% per annum aggregating $195,350. These advances were unpaid at December 31, 1994. During 1995 $99,728 of these advances were repaid and the remaining balance was repaid in full in 1996.

During 1994 the Company purchased raw materials used at the Malvern, AR plant from a company that owned 533,333 shares of the $2 par value preferred stock issued by the Company to effect the purchase of the Malvern facility. The purchases are considered to be at arms length and at prices and terms available from other suppliers of the material. Purchases aggregated $527,073 for the year ended December 31, 1994.

During September, 1994 a shareholder of the Company entered into an agreement to repurchase the 533,333 shares described above for $250,000 payable in quarterly payments through September, 1995. During January, 1996 this shareholder converted these shares and the 666,667 shares of preferred stock which he previously owned into common stock (see Note 12).

In July 1996, the Company entered into an employment contract with its founder and former chief executive officer to serve as its vice president for product development through August 31, 1999. The contract provides for an annual salary of $180,000 during the contract term. The contract also provides for post retirement benefit payments of $100,000 per year for a five year period beginning August 31, 1999. The Company intends to fund the post retirement payments currently by depositing monthly payments of approximately $12,000 into an interest bearing account.

The estimated payment assumes an earned interest rate of 5% per year on the deposit amounts and a discount rate of 8% per year to arrive at the net present value of the annual retirement benefit due at August 31, 1999. The Company has recorded $42,667 of expense for post retirement benefits for the year ended December 31, 1996 and estimates that its net commitment for the period from January 1, 1997 to August 31, 1999 pursuant to this contract will be approximately $864,000 for both salary and post retirement benefits.

Note 9. Description of Leasing Arrangements

The Company leased rail cars, trucking equipment, and a formaldehyde plant under operating leases expiring in various years through 2003. The lease for the formaldehyde plant ($660,000 per year) commenced upon successful start up, which was in February, 1993. The Company had an option to purchase the plant at the expiration of the initial 10 year lease for the greater of fair market value or $3,580,000, or to renew the lease for an additional 10 years. During July 1996, the plant was purchased for $3,200,000.

During the fourth quarter of 1993 the Company began deferring certain payments on the plant lease due to operational problems with the plant. The Company maintained that the plant did not produce the quantities of formaldehyde specified in the lease and that a renegotiation of the lease terms was appropriate. The amount deferred at December 31, 1995 amounted to $510,070. This amount was converted to a long-term note payable as described above in connection with the purchase of the plant.

The Company has remaining operating leases for trucking and rail car equipment which have fixed annual payments as follows: $100,802 in 1997, $34,824 in 1998, $33,000 in each year thereafter through 2001.

Rent expense was $395,627, $761,997 and $931,242 for the years ended December 31, 1996, 1995 and 1994.

Note 10. Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items (principally accelerated depreciation) reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Deferred tax assets and liabilities at December 31, 1996 and 1995 resulted from the following:

                                                  1996               1995
         Deferred Tax assets:
           Operating loss carryforward             $ -                $ 98,300
           Post retirement liability               $ 14,507           $ -
         Deferred tax liabilities:
           Accelerated depreciation                $157,983           $109,900

The provision for income taxes at December 31, 1996 and 1995 consists of the following:

                                             1996                   1995

         Current                            $987,910                 $81,600
         Deferred                             26,323                  34,000
                                          ----------                --------
                                          $1,021,487                $115,600

A reconciliation of the federal taxes at statutory rates to the tax provision for the year ended December 31, 1996 and 1995 is as follows:

                                                  1996                 1995

         Federal statutory rate                   $846,091            $882,843
         State income taxes                        149,415             104,000
         Utilization of loss carryforward          (13,912)           (801,532)
         Surtax exemption                           -                  (11,750
         Book/tax depreciation difference          (48,083)            (34,000)
         Post retirement benefits                   14,507              -
         Other                                      73,469             (23,961)
                                                ----------            --------
         Provision for income taxes             $1,021,487            $115,600

The Company did not record income tax expense for the year ended December 31, 1994 due to the loss incurred in that year. The Company has fully utilized its net operating loss carryforward in the current year.

Note 11. Stockholders' Equity

During 1990, the Board authorized 5,000,000 shares of preferred stock. The preferred stock will be callable at the discretion of the Company at par ($2) plus accrued dividends. The stock is convertible into two shares of common stock after one year. The conversion rights will expire after five years. Dividends are payable at 200% of any dividends paid on common stock per annum. The preferred stock has preference in liquidation to the common shares and has two votes per share at shareholder meetings.

During February, 1995 the Company issued 100,000 shares of common stock to certain officers for services valued at $5,000.

During 1995 the Company adopted a stock option plan for the benefit of certain employees, officers and directors. The number of restricted common shares reserved under the plan is 500,000. The option price on the grant date shall not be less than the fair market value on such date provided that an owner of more than 10% of the common stock shall not have an option granted at a price less than 110% of the fair market value on the date of the grant. During 1995 the Company issued 210,000 options exercisable at $.50 per share under the plan which expire 100,000 in 2000 and 110,000 in 2005. During June 1996, the Company granted additional options under the plan for 75,000 shares exercisable at $.55 for a ten year period.

Following is a summary of the transactions in the plan:

                                                                   Weighted
                                                   Shares       Average Price
               Balance December 31, 1994             -
               Granted                             210,000           $.50
               Canceled                              -
               Exercised                             -
                                                 ---------
               Balance December 31, 1995           210,000           $.50
               Granted                              75,000           $.55
               Canceled                              -
               Exercised                             -
                                                 ---------
               Balance December 31, 1996           285,000           $.51

               Options available at
                 December 31, 1996                 215,000


At December 31, 1996, the Company also had the following other stock options granted in prior years outstanding:

           Description        Shares         Exercise Price      Expiration Date

           Shareholder        225,000          $.75                  01/21/97
           Shareholder        230,000         $1.00                  02/28/97

As of the date of the financial statements none of the options had been exercised.

The weighted average fair value at the date of grant for options granted during 1996 was $.25 per option. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:


            Market value                         $.51
            Expected life                          10
            Interest rate                        6.96%
            Volatility                          19.56%
            Dividend yield                       0.00%

No stock based compensation costs would be recorded by the Company as a result of the foregoing.

During January,  1996 the holder of the 1,200,000  preferred shares described in
Note 8 converted these shares into 2,400,000 shares of common stock. In connection with the recapitalization described in Note 1, the Company agreed to reacquire 80,000 shares of the Air Resources Corp. common stock from a dissenting shareholder for $120,000 in cash. Also during 1996, the Company acquired 73,000 shares of common stock of Air Resources from a former officer as described in Note 13.

Note 12. Sales to Major Customers and Concentration of Credit Risk

The Company, whose customers produce raw materials used in the construction industry made sales in excess of 10% of its gross revenues for the year ended December 31, 1996, 1995 and 1994 as follows:

              Customer                         Sales/%             Receivable at
                                                                       12/31
              1996:
              International Paper         $4,537,102     16%          $108,000
              Union Camp                  $3,865,062     13%          $162,000
              Schenectady                 $3,521,857     12%           $57,000
              Willamette                  $7,478,831     26%          $424,000

              1995:
              International Paper         $4,964,000     15%          $124,000
              Union Camp                  $3,900,000     12%          $166,000
              Schenectady                 $5,124,000     15%           $41,000
              Willamette                  $7,454,000     22%          $636,000

              1994:
              International Paper         $5,147,000     17%          $156,000
              Union Camp                  $3,759,000     12%          $175,000
              Norbord                     $2,233,000      7%          $161,000
              Willamette                  $7,198,000     24%          $678,000

Note 13. Commitments and Contingencies

On September 16, 1996 the Company contracted to purchase land, plant and equipment owned by Niagara Mohawk Power Corporation (NMPC) located in the Town of Bethlehem, New York. The Company intends to use the site to construct a third processing plant for the manufacture of adhesive resins and formaldehyde. The contract specifies a purchase price of $775,000 for the premises and $65,000 for equipment. The contract also provides that the purchase price for the premises will be reduced to $1 should the Company promise to remediate the premises under the direction of the New York State Department of Environmental Conservation. The Company has placed a $50,000 purchase deposit in escrow which will become the property of NMPC should the Company not use its best efforts to effectuate closing of the purchase by April 1, 1997. The Company has undertaken discussions with the state conservation agency and has prepared an estimate of the remediation costs associated with the project, which estimate projects total costs not in excess of the contract purchase price.

In connection with the plant acquisition described above, the Company has entered into a turnkey plant construction agreement with DB Western, Inc. whereby the Company will pay an aggregate of $6,568,100 of construction costs. The Company paid a deposit of $66,000 at October 1, 1996 to initiate the contract. Construction will not begin until the Company has completed the NMPC purchase or has secured another acceptable plant location.

Should the Company be unable to complete the contract, the deposit would be forfeit and any additional costs incurred by DB Western in connection with the project would become due by the Company.

The Company purchases substantially all of its three raw material components for its resin, formaldehyde, and fertilizer operations from four suppliers. The Company purchased $15,158,111, $19,232,831 and $20,136,843 from these suppliers during 1996, 1995 and 1994 and had a balance due to them of $1,089,433 and $1,522,204 at December 31, 1996 and 1995.

During 1993, the Company was made aware of a claim by two former directors requesting that the Company repurchase 381,000 shares of its common stock from said directors pursuant to a reorganization agreement entered into during 1992. Subsequently, one of these former directors sold his holdings of 233,000 common shares. The purchase agreement set the repurchase price at $2.81 per share or an aggregate of $418,280 after considering the above described disposition of shares by the former director. The Company settled these claims by paying these individuals $84,690 in cash in 1995 and by repurchasing 73,000 common shares from one of the individuals for $75,000 in 1996. The Company had accrued the potential maximum liability of $75,000 at December 31, 1995. In addition, the Company repurchased and retired 1,000 shares of common stock from this individual for $1,000.

Note 14. Pension Plan

The Company has a 401(k) retirement plan for the benefit of eligible employees. Contributions are funded by the Company and established by the Board of directors annually. Contributions for 1996, 1995 and 1994 were $132,476, $113,114 and $128,376, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Spurlock Industries, and its predecessor, Air Resources, during the three most recent fiscal years or any subsequent interim period, have not dismissed an independent accountant nor has one resigned based on any disagreement regarding accounting and financial disclosure.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Management" to be filed within 120 days of the end of the 1996 fiscal year.


Item 11. Executive Compensation

         The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, under the heading "Management" to be filed within 120 days of the end of the 1996 fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, under the heading "Security Ownership of Certain Beneficial Owners and Management" to be filed within 120 days of the end of the 1996 fiscal year.


Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, under the heading "Management" to be filed within 120 days of the end of the 1996 fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      (1)      Financial Statements:

                           (i)      Report of Independent Auditors
                           (ii) Consolidated Balance Sheets as of December 31, 1996 and 1995
                           (iii)    Consolidated   Statements  of Operations for
                                    the years ended December 31, 1996, 1995 and
                                    1994
                           (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
                           (v) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
                           (vi)     Notes to Consolidated Financial Statements

                  (2)      Financial Statement Schedules:  None

                  (3)      Exhibits


Exhibit No.                                         Document
         2 Agreement and Plan of Merger dated February 15, 1996, between Air Resources Corporation and Spurlock Industries, Inc., incorporated by reference to Exhibit 2 to the Form S-4 of the Registrant filed with the Securities and Exchange Commission on February 20, 1996, as amended by Amendment No. 1 and No. 2 thereto, Registration No. 33-01448 (as amended, the "Form S-4").
        3.1 Articles of Incorporation of Spurlock Industries, Inc., incorporated by reference to Exhibit 3.1 to the Form S-4.
        3.2 Bylaws of Spurlock Industries, Inc., incorporated by reference to Exhibit 3.2 to the Form S-4.
        10.1 Agreement and Plan of Reorganization, dated April 22, 1992, between Air Resources Corporation and Spurlock Adhesives, Inc., incorporated by reference to Exhibit 10.1 to the Form S-4.
        10.2 Employment and Retirement Benefit Agreement dated August 21, 1996 by and between
                      Spurlock Adhesives, Inc. and Harold N. Spurlock, as amended by First Amendment thereto dated February 24, 1997 by and between such parties.
        10.3 Air Resources Corporation 1995 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form S-4.
        10.4 Incentive Stock Option Agreement, dated February 22, 1995, between Air Resources Corporation and Irvine R. Spurlock, incorporated by reference to Exhibit 10.4 to the Form S-4.

        10.5          Incentive Stock Option Agreement, dated February 22, 1995, between Air Resources Corporation and H. Norman Spurlock,
                      Jr. , incorporated by reference to Exhibit 10.5 to the
                      Form S-4.
        10.6          Incentive Stock Option Agreement, dated May 15, 1995,
                      between Air Resources Corporation and Warren E. Beam,
                      incorporated by reference to Exhibit 10.6 to the Form S-4.
        10.7          Indemnification Agreement, dated January 30, 1997, between
                      Spurlock Industries, Inc. and Phillip S. Sumpter.
        10.8          Promissory Note made by H. Norman Spurlock, Jr. in favor
                      of Spurlock Adhesives, Inc. as of January 10, 1996,
                      incorporated by reference to Exhibit 10.8 to the Form S-4.
        10.9          Letter  Agreement  dated  September  7, 1993,  between Air
                      Resources Corporation and Lloyd B. Putman, incorporated by reference to Exhibit 10.9 to the Form S-4.
       10.10          Collateral Promissory Note made by Harold N. Spurlock in
                      favor of Spurlock Adhesives, Inc. as of June 30, 1995,
                      incorporated by reference to Exhibit 10.10 to the Form
                      S-4.
       10.11          Indemnification Agreement, dated September 19, 1996,
                      between Spurlock Industries, Inc. and Glen S. Whitwer.
       10.12          Indemnification Agreement, dated January 30, 1997 between
                      Spurlock Industries, Inc. and Raymond G. Tuttle.
       10.13          Loan and Security Agreement, dated July 1, 1996, between
                      Spurlock Adhesives, Inc. and National Canada Finance
                      Corporation, incorporated by reference to Exhibit 10 to
                      the Registrant's Form 10-Q for the quarter ended June 30,
                      1996, filed with the Securities and Exchange Commission on
                      August 15, 1996.
       10.14          Spurlock Industries, Inc. 1995 Stock Incentive Plan,
                      incorporated by reference to Exhibit 4.3 of the
                      Registrant's Registration Statement on Form S-8, File No.
                      333-09659.
       10.15          Form of Spurlock Industries,  Inc., Incentive Stock Option
                      Agreement,  incorporated  by  reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September
                      30,  1996,   filed  with  the   Securities   and  Exchange
                      Commission on November 14, 1996.
       10.16          Form of Spurlock Industries, Inc. Non-Qualified Stock
                      Option Agreement, incorporated by reference to Exhibit
                      10.3 to the Registrant's Form 10-Q for the quarter ended
                      September 30, 1996, filed with the Securities and Exchange
                      Commission on November 14, 1996.
         21           Subsidiaries of the Registrant.
        23.1          Consent of Winter, Scheifley & Associates, P.C.
         27           Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  None.

         (c) The exhibits required by Item 601 of Regulation S-K are filed as exhibits to this Form 10-K.

         (d) There are no financial statements of the Registrant required by Regulation S-X which were excluded from the Annual Report to Shareholders by Rule 14a-3(b).

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SPURLOCK INDUSTRIES, INC.


Date:    March 26, 1997     By:  /s/ Irvine R. Spurlock
                                 ----------------------------------------------
                                 Irvine R. Spurlock
                                 Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                          Title                                           Date
                ---------                          -----                                           ----


 /s/ Irvine R. Spurlock                   Chairman, President, Chief Executive                March 26, 1997
 -------------------------------------
           Irvine R. Spurlock             Officer and Director
                                          (Principal Executive Officer)

 /s/ Phillip S. Sumpter                   Executive Vice President, Chief Financial           March 26, 1997
 -------------------------------------
           Phillip S. Sumpter             Officer and Director
                                          (Principal Financial Officer)

 /s/ Warren E. Beam, Jr.                  Treasurer and Controller                            March 26, 1997
 -------------------------------------
           Warren E. Beam, Jr.            (Principal Accounting Officer)


 /s/ H. Norman Spurlock, Jr.              Director                                            March 26, 1997
 -------------------------------------
         H. Norman Spurlock, Jr.


 /s/ Glen S. Whitwer                      Director                                            March 26, 1997
 -------------------------------------
             Glen S. Whitwer


 /s/ Harold N. Spurlock                   Director                                            March 26, 1997
 -------------------------------------
           Harold N. Spurlock


 /s/ Raymond G. Tuttle                    Director                                            March 26, 1997
 -------------------------------------
            Raymond G. Tuttle


                                                 INDEX TO EXHIBITS

    Exhibit No.                                     Document
    -----------                                     --------
         2 Agreement and Plan of Merger dated February 15, 1996, between Air Resources Corporation and Spurlock Industries, Inc., incorporated by reference to Exhibit 2 to the Form S-4 of the Registrant filed with the Securities and Exchange Commission on February 20, 1996, as amended by Amendment No. 1 and No. 2 thereto, Registration No. 33-01448 (as amended, the "Form S-4").
        3.1 Articles of Incorporation of Spurlock Industries, Inc., incorporated by reference to Exhibit 3.1 to the Form S-4.
        3.2 Bylaws of Spurlock Industries, Inc., incorporated by reference to Exhibit 3.2 to the Form S-4.
        10.1 Agreement and Plan of Reorganization, dated April 22, 1992, between Air Resources Corporation and Spurlock Adhesives, Inc., incorporated by reference to Exhibit 10.1 to the Form S-4.
        10.2 Employment and Retirement Benefit Agreement dated August 21,1996 by and between Spurlock Adhesives, Inc. and Harold
                      N. Spurlock, as amended by First Amendment thereto dated February 24, 1997 by and between such parties.
        10.3 Air Resources Corporation 1995 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form S-4.
        10.4 Incentive Stock Option Agreement, dated February 22, 1995, between Air Resources Corporation and Irvine R. Spurlock, incorporated by reference to Exhibit 10.4 to the Form S-4.
        10.5 Incentive Stock Option Agreement, dated February 22, 1995, between Air Resources Corporation and H. Norman Spurlock, Jr., incorporated by reference to Exhibit 10.5 to the Form S-4.
        10.6 Incentive Stock Option Agreement, dated May 15, 1995, between Air Resources Corporation and Warren E. Beam, incorporated by reference to Exhibit 10.6 to the Form S-4.
        10.7 Indemnification Agreement, dated January 30, 1997 between Spurlock Industries, Inc. and Phillip S. Sumpter.
        10.8 Promissory Note made by H. Norman Spurlock, Jr. in favor of Spurlock Adhesives, Inc. as of January 10, 1996, incorporated by reference to Exhibit 10.8 to the Form S-4.
        10.9 Letter Agreement dated September 7, 1993, between Air Resources Corporation and Lloyd B. Putman, incorporated by reference to Exhibit 10.9 to the Form S-4.
       10.10 Collateral Promissory Note made by Harold N. Spurlock in favor of Spurlock Adhesives, Inc. as of June 30, 1995, incorporated by reference to Exhibit 10.10 to the Form S-4.

    Exhibit No.                                     Document
    -----------                                     --------
       10.11          Indemnification Agreement, dated September 19, 1996,
                      between Spurlock Industries, Inc. and Glen S. Whitwer.
       10.12          Indemnification Agreement, dated January 30, 1997, between
                      Spurlock Industries, Inc. and Raymond G. Tuttle.
       10.13          Loan and Security Agreement, dated July 1, 1996, between
                      Spurlock   Adhesives,  Inc. and  National  Canada  Finance
                      Corporation, incorporated by reference to Exhibit 10 to
                      the  Registrant's Form 10-Q for the quarter ended June 30,
                      1996, filed with the Securities and Exchange Commission on
                      August 15, 1996.
       10.14          Spurlock  Industries,  Inc. 1995  Stock Incentive Plan,
                      incorporated by reference to Exhibit 4.3 of the
                      Registrant's Registration Statement on Form S-8, File No.
                      333-09659.
       10.15          Form of Spurlock Industries,  Inc., Incentive Stock Option
                      Agreement,  incorporated  by  reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September
                      30,  1996,   filed  with  the   Securities   and  Exchange
                      Commission on November 14, 1996.
       10.16          Form of Spurlock Industries, Inc. Non-Qualified Stock
                      Option Agreement, incorporated by reference to Exhibit
                      10.3 to the  Registrant's  Form 10-Q for the quarter ended
                      September 30, 1996, filed with the Securities and Exchange
                      Commission on November 14, 1996.
         21           Subsidiaries of the Registrant.
        23.1          Consent of Winter, Scheifley & Associates, P.C.
         27           Financial Data Schedule.