Form 10-K/A
period 1996-12-31
SPURLOCK INDUSTRIES INC
filed 1997-04-29
CIK 1008615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                               AMENDMENT NO. 1 TO

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

                                   AMENDMENT

         The Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is hereby amended as follows:

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



                                            Winter, Scheifley & Associates, P.C.
                                              Certified Public Accountants

Englewood, Colorado
January 17, 1997

                            Spurlock Industries, Inc.
                      (Formerly Air Resources Corporation)
                           Consolidated Balance Sheets
                        As of December 31, 1996 and 1995


Assets
                                                              1996                               1995
Current Assets:
Cash and cash equivalents                                    $106,072                            $250,751
Trading securities                                              -                                 200,000
Accounts receivable - trade                                 1,446,930                           1,813,775
Other accounts receivable                                       8,718                              62,179
Accounts and notes receivable
         -   officers current portion                          38,595                              40,520
Inventories                                                   541,632                             595,765
Prepaid income taxes                                           72,477                               -
Deferred tax asset                                              -                                  98,300
Prepaid expenses                                               74,490                              38,124
                                                          -----------                          ----------
Total current assets                                        2,288,914                           3,099,414

Property, plant and equipment, net of
accumulated depreciation of $4,313,075 and
$3,559,436                                                  9,444,057                           5,712,885

Other Assets:
Accounts and notes receivable
         -  officers                                          101,044                             118,119
Investments                                                   150,000                             150,000
Other                                                         259,736                             262,550
                                                          -----------                          ----------
                                                              510,780                             530,669
                                                          -----------                          ----------
Total assets                                              $12,243,751                          $9,342,968
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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, under the heading "ELECTION OF DIRECTORS" to be filed within 120 days of the end of the 1996 fiscal year.


Item 11. Executive Compensation

         The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, under the headings "ELECTION OF DIRECTORS," "EXECUTIVE COMPENSATION" and "TRANSACTIONS WITH MANAGEMENT" to be filed within 120 days of the end of the 1996 fiscal year.


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


Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, under the headings "ELECTION OF DIRECTORS," "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "TRANSACTIONS WITH MANAGEMENT" to be filed within 120 days of the end of the 1996 fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SPURLOCK INDUSTRIES, INC.


Date:    April 29, 1997     By:  /s/ Irvine R. Spurlock
                                 ----------------------------------------------
                                 Irvine R. Spurlock
                                 Chairman, President and Chief Executive Officer

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

                Signature                          Title                                           Date
                ---------                          -----                                           ----


 /s/ Irvine R. Spurlock                   Chairman, President, Chief Executive                April 29, 1997
 -------------------------------------
           Irvine R. Spurlock             Officer and Director
                                          (Principal Executive Officer)

 /s/ Phillip S. Sumpter                   Executive Vice President, Chief Financial           April 29, 1997
 -------------------------------------
           Phillip S. Sumpter             Officer and Director
                                          (Principal Financial Officer)

 /s/ Warren E. Beam, Jr.                  Treasurer and Controller                            April 29, 1997
 -------------------------------------
           Warren E. Beam, Jr.            (Principal Accounting Officer)


 /s/ H. Norman Spurlock, Jr.              Director                                            April 29, 1997
 -------------------------------------
         H. Norman Spurlock, Jr.


                                          Director
 -------------------------------------
             Glen S. Whitwer


 /s/ Harold N. Spurlock                   Director                                            April 29, 1997
 -------------------------------------
           Harold N. Spurlock


                                          Director
 -------------------------------------
            Raymond G. Tuttle
