Form 10-Q
period 1997-03-31
SPURLOCK INDUSTRIES INC
filed 1997-05-15
CIK 1008615

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: March 31, 1997

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

                       209 W. Main St., Waverly, VA 23890
              (Address and zip code of principal executive offices)

                                 (804) 834-8980
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                    YES [X]               NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                                                Number of Shares Outstanding
      Class                                           as of March 31, 1997
Common Stock, no par value                               6,527,066

                            SPURLOCK INDUSTRIES, INC.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                           March 31, 1997    December 31, 1996
                                           --------------    -----------------

ASSETS
Current assets:
   Cash and cash equivalents                    $11,714             $106,072
   Accounts receivable - trade                1,608,989            1,446,930
   Other accounts receivable                     18,890                8,718
   Accounts and notes receivable
         - officers current portion              38,595               38,595
   Inventories                                  693,350              541,632
   Prepaid income taxes                          72,477               72,477
   Prepaid expenses                             134,895               74,490
                                             ----------          -----------

         Total Current Assets                 2,578,910            2,288,914

   Property, plant and equipment, net
         of accumulated depreciation of
         $4,313,075 and $4,430,833            9,591,884            9,444,057

  Other assets:
         Accounts and notes receivable -
                  officers                       93,044              101,044
         Investments                            150,000              150,000
         Other                                  261,386              259,736
                                             ----------          -----------

                                                512,430              510,780
                                             ----------          -----------

         Total Assets                      $ 12,683,224          $12,243,751
                                           ============         ============

                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)




                                                     March 31, 1997      December 31, 1996
                                                     --------------      -----------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable - Line of Credit                        $1,638,428           $1,420,801
  Current portion of long-term debt                      1,096,432            1,029,090
  Accounts payable                                       1,888,303            1,678,442
  Accrued expenses                                         267,176              260,527
                                                      ------------          -----------

         Total current liabilities                       4,890,339            4,388,860

Long-term debt                                           3,112,225            3,402,621
Deferred tax liability                                     143,476              143,476
Income tax liability                                        66,773                    0
Post retirement benefit liability                           74,667               42,667

Stockholders' equity
  Common stock, no par value, 50,000,000 shares
    authorized, 6,572,066 shares issued and
    outstanding                                          4,808,814            4,808,814
  Retained earnings                                      (413,069)            (542,687)
                                                      ------------          -----------

         Total equity                                    4,383,961            4,266,127
                                                      ------------          -----------

         Total liabilities and stockholders' equity    $12,683,224          $12,243,751


See accompanying notes to unaudited consolidated financial statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                   1997                      1996
                                                                   ----                      ----
Revenues:
  Net sales                                                      $5,961,288                $7,473,167
  Cost of sales                                                   4,512,915                 5,471,222
                                                                 ----------                ----------

         Gross profit                                             1,448,373                 2,001,945

Selling, general and administrative expenses                      1,182,082                 1,017,729
                                                                 ----------                ----------

         Income(loss) from operations                               266,291                   984,216

Other income and (expense):
Other income                                                            780                     9,604
Interest expense                                                   (70,681)                 (109,337)
                                                                 ----------                ----------

Net income before income taxes                                      196,391                   884,483

Provision for income taxes                                           66,773                   353,793
                                                                 ----------                ----------

Net income (loss)                                                  $129,618                  $530,690
                                                                 ==========                ==========

Net income (loss) per share                                           0.019                     0.077
                                                                 ==========                ==========

Average shares outstanding                                        6,572,066                 6,725,066
                                                                 ==========                ==========


See accompanying notes to unaudited consolidated financial statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1997 and 1996


                                                                         Three Months Ended
                                                                              March 31,

                                                                   1997                        1996
                                                                   ----                        ----

Cash flows from operating activities:

Net income (loss)                                                  $129,618                   $530,690

  Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                               249,000                    143,950
                                                                  ---------                -----------

       Total from operations                                        378,618                    674,640

Change in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                         (172,231)                     41,196
       Inventories                                                (151,718)                   (50,386)
      Prepaid expenses                                             (60,405)                   (89,755)
      Fixed assets                                                (396,827)                  (335,535)
      Other assets                                                  (1,650)                    174,197

    (Decrease) increase in liabilities:
      Accounts payable and accrued expenses                         216,510                   (67,029)
      Notes and loans payable                                       (5,427)                  (392,399)
      Deferred tax liability                                         66,773                    243,894
      Other liabilities                                              32,000
                                                                  ---------
                                                                                                     0
                                                                                            ----------
      Total adjustments                                           (472,975)                  (475,817)
                                                                  ---------                 ----------


Net cash provided by (used in) operating
activities                                                         (94,357)                    198,823

Cash and cash equivalents, beginning of
period                                                              106,072                    450,751
                                                                  ---------                 ----------

Cash and cash equivalents, end of period                            $11,714                   $649,574
                                                                  =========                 ==========
  See accompanying notes to unaudited consolidated financial statements.


                            SPURLOCK INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1997

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

Income (loss) per share was computed using the weighted average number of common shares outstanding of 6,572,066 shares.

As of March 31, 1997 and December 31, 1996, inventories consisted of the following:

                               March 31, 1997              December 31, 1996
                               --------------              -----------------

Raw materials                      $502,342                      $397,511

Work in process                       9,422                         9,493

Finished goods                      181,586                       134,628
                                  ---------                     ---------

                                   $693,350                      $541,632

                            SPURLOCK INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, GENERALLY IDENTIFIED BY PHRASES SUCH AS "THE REGISTRANT EXPECTS" OR "MANAGEMENT BELIEVES" OR WORDS OF SIMILAR EFFECT. THE REGISTRANT WISHES TO CAUTION READERS THAT CERTAIN IMPORTANT FACTORS SET FORTH WITHIN SUCH DISCUSSION, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE REGISTRANT'S ACTUAL RESULTS AND COULD CAUSE THE REGISTRANT'S ACTUAL RESULTS FOR 1997 AND
BEYOND TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE HEREIN.

         ALSO, CERTAIN FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE CONTAINED IN ANY SUCH FORWARD-LOOKING STATEMENTS ARE CONTAINED IN THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 UNDER THE HEADING "FORWARD-LOOKING AND CAUTIONARY STATEMENTS," AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE.

Results of Operations

For the three months ended March 31, 1997, the Company generated net income after tax of $129,618 or $0.019 per share (on a fully diluted basis) as compared to net income of $530,690 or $0.077 per share of common stock, for the same period last year.

The Company's net sales for the three months ended March 31, 1997 were $5,961,288 as compared to $7,473,167 for the same period for 1996. All the sales were from shipments of resin and formaldehyde by the Registrant's wholly owned subsidiary, Spurlock Adhesives, Inc. The 25.36% decrease in sales as compared to the same period in 1996 resulted in part from lower average selling prices related to lower costs of underlying raw materials, and reduced product volume shipments for the period due to price cutting by certain competitors in the face of reduced market demand generally. In response, the Registrant effected downward adjustments in its product prices in February, 1997, and by the end of the quarter shipments had increased commensurate with first quarter 1996.

Cost of sales for the first quarter were $4,512,915 or 75.7% of net sales as compared to $5,471,222 or 73.2% for the same period in 1996. The increase in cost of sales sold as a percentage of net sales is primarily a result of reduced sales. The gross margin decreased to 24.3% from 26.75% for the prior year period, reflecting the above-described competitive pressures in the marketplace which management believes will be short term in nature.

Operating expenses (sales, general & administrative expenses) for the first quarter were $1,182,082 or 19.8% of net sales as compared to $1,017,729 or 13.6% of net sales for the same period in 1996. This increase is attributable to higher depreciation due to the purchase by the Registrant of the formaldehyde plant located in Waverly, Virginia, which plant was subject to an operating lease during the first quarter of 1996. The large percentage change is due to lower sales.

Interest expense was $70,681 or 1.2% of net sales as compared to $109,337 or 1.5% of net sales in first quarter 1996. Although average borrowings under the Registrant's line of credit were somewhat lower in the first quarter of 1997 versus the comparable period in 1996, total average outstandings were approximately $1,000,000 higher due to additional term borrowings relating to the Registrant's purchase of the Waverly, Virginia formaldehyde plant. However, significantly reduced borrowing rates under the new credit facilities entered into by the Registrant in July 1996 resulted in significantly lower interest expense overall.

The Company accrues for income taxes at an effective rate of 34% inclusive of the deduction for state income tax. The tax accrual for the first quarter of 1997 is $66,773 as compared to $353,793 for the same period last year, owing to reduced taxable income.

Liquidity and Capital Resources

Working Capital

At March 31, 1997 working capital was ($3,004,779), down $824,642 from the prior year's period. Increased product shipments and orders at quarter end caused accounts receivable and inventories to increase $172,231 and $151,718, respectively, from December 31, 1996. Likewise, accounts payable and accrued expenses increased by $216,510 and borrowings under the line of credit increased by $217,627, effectively funding the buildup of receivables and inventory.

Cash Flow

Net cash provided by operating activities was $378,618 and $674,640 for the three months ended March 31, 1997 and 1996, respectively. The reduced cash flow from operations during the 1997 period resulted from lower net income. Depreciation accounted for $249,000 of such cash flow, a substantial increase from the $143,950 in the 1996 period, as a result of increased depreciation expense relating to the purchase of the Waverly formaldehyde plant.

Cash from operations was supplemented by a net increase in liabilities of $309,856, comprised primarily of increases in accounts payable and accrued expenses, deferred tax liability and other liabilities. Cash was invested in the above-described increase in accounts receivable and inventories, and an increase in fixed assets of approximately $400,000.

Liquidity

As previously reported, in July 1996 the Registrant entered into a new $3,500,000 revolving credit facility with a new lender, which facility matures in July 1999. On March 31, 1997, outstanding loans under the facility totalled $1,638,428, which amount represented 92% of the total amount available at such time based on the levels of accounts receivable and inventory on which borrowing availability is based. The credit facility provides the Registrant with an important source of liquidity in addition to cash generated from operations. Management believes that cash generated from operations, together with amounts available under the revolving credit facility, will be sufficient to meet the Registrant's anticipated working capital and liquidity requirements during 1997 and 1998.

New York Expansion

In the fourth quarter of 1996, the Registrant entered a contract of sale with Niagara Mohawk Power Company for the purchase of certain real property and facilities near Albany, New York, to construct thereon certain manufacturing facilities for the production of formaldehyde and resins. In April 1997, the Registrant announced that it had located a more favorable site in the Moreau Industrial Park in the town of Moreau, Saratoga County, New York. Management determined that the Moreau site met all of its requirements for operations, was more cost-effective and would better meet long-term business objectives. The Registrant allowed the Niagara Mohawk purchase contract to expire without material cost to the Registrant. The total estimated cost of the proposed Moreau facility would approximate $8,300,000. Management believes that financing for the project, adequate in amount and on reasonable terms, can be obtained by the Registrant, via a conventional loan or funding from industrial revenue bonds.

The Registrant has made application to the local planning board, and further applications will need to be made with, and approval received from, state environmental authorities prior to the initiation of construction. Although management believes the complex can begin operations in early 1998, the Registrant is unable to predict at this time, when and if, the necessary approvals for the New York project can be obtained.

                            SPURLOCK INDUSTRIES, INC.
                           PART II - OTHER INFORMATION


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

         (b)      Reports on Form 8-K:       None

                            SPURLOCK INDUSTRIES, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SPURLOCK INDUSTRIES, INC.
                                              (Registrant)

Dated: May 14, 1997                           By:  /s/ Irvine R. Spurlock.
       ------------                               ------------------------
                                              Irvine R. Spurlock.
                                              President and Chairman
                                                Chief Executive Officer

Dated: May 14, 1997                           By: /s/ Phillip S. Sumpter
       ------------                               ----------------------
                                              Phillip S. Sumpter
                                              Executive Vice-President
                                              Chief Financial Officer

Dated: May 14, 1997                           By:  /s/ Warren E. Beam, Jr.
       ------------                               ------------------------
                                              Warren E. Beam, Jr.
                                               Treasurer and Controller
                                               Chief Accounting Officer

                            SPURLOCK INDUSTRIES, INC.
                                  Exhibit Index


              Exhibit No.       Description

                  11            Statement re: Computation of Per Share Earnings

                  27            Financial Data Schedule