Form 10-K/A
period 1996-12-31
SPURLOCK INDUSTRIES INC
filed 1997-05-27
CIK 1008615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

         Market Information. There is no established public trading market for the Common Stock of the Registrant. The following table shows high and low bid prices reported in the National Daily Quotation Sheets, which are quotations between dealers without adjustment for retail markups, markdowns, or commissions, and may not represent actual transactions.

                                                              Bid Price
                                                   ----------------------------
                                                        High             Low
                                                        ----             ---
Fiscal Year Ended December 31, 1995

     First Quarter..............................   $    .10          $   .0625
     Second Quarter.............................        .3125            .0625
     Third Quarter..............................        .34375           .25
     Fourth Quarter.............................        .46875           .28125

Fiscal Year Ended December 31, 1996

     First Quarter..............................       1.0625            .3125
     Second Quarter.............................       1.4375            .25
     Third Quarter..............................       1.125             .50
     Fourth Quarter.............................        .75              .375

         As of April 14, 1997, the closing bid for Registrant's Common Stock was $0.69 as reported by the National Daily Quotation Sheets.

         Approximate Number of Holders of Common Stock. The number of holders of record of Registrant's Common Stock, no par value, on December 31, 1996 was approximately 230.

         Dividends. Holders of Registrant's Common Stock are entitled to receive such dividends as may be declared by its Board of Directors. No cash dividends have been paid with respect to the Registrant's Common Stock and no dividends are anticipated to be paid in the foreseeable future.

         Sale  of  Unregistered  Securities.   The  Registrant  sold  no  equity
securities of the Registrant which were not registered under the Securities Act of 1933, as amended, during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPURLOCK INDUSTRIES, INC.


Date:    May 22, 1997                  By:      /s/ Irvine R. Spurlock
                                                ------------------------
                                                Irvine R. Spurlock
                                                Chairman, President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature                          Title                                           Date

 /s/ Irvine R. Spurlock                   Chairman, President, Chief Executive                 May 22, 1997
 -------------------------------------    Officer and Director
           Irvine R. Spurlock             (Principal Executive Officer)


 /s/ Phillip S. Sumpter                   Executive Vice President, Chief Financial            May 22, 1997
 -------------------------------------    Officer and Director
           Phillip S. Sumpter             (Principal Financial Officer)


 /s/ Warren E. Beam, Jr.                  Treasurer and Controller                             May 22, 1997
 -------------------------------------    (Principal Accounting Officer)
           Warren E. Beam, Jr.


 /s/ H. Norman Spurlock, Jr.              Director                                             May 22, 1997
 -------------------------------------
         H. Norman Spurlock, Jr.


                                          Director                                            _______, 1997
 -------------------------------------
             Glen S. Whitwer


 /s/ Harold N. Spurlock                   Director                                             May 22, 1997
 -------------------------------------
           Harold N. Spurlock


                                          Director                                            _______, 1997
 -------------------------------------
            Raymond G. Tuttle