Form 10-Q
period 1997-06-30
SPURLOCK INDUSTRIES INC
filed 1997-08-13
CIK 1008615

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: June 30, 1997

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

                                             Number of Shares Outstanding
        Class                                         as of June 30, 1997
Common Stock, no par value                                6,527,066

                            SPURLOCK INDUSTRIES, INC.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                         June 30, 1997     December 31, 1996
                                         -------------     -----------------

ASSETS
Current assets:
   Cash and cash equivalents               $   148,827           $   106,072
   Accounts receivable - trade               1,497,014             1,446,930
   Other accounts receivable                         0                 8,718
   Accounts and notes receivable
         - officers current portion             38,595                38,595
   Inventories                                 680,988               541,632
   Prepaid income taxes                        149,969                72,477
   Prepaid expenses                            278,747                74,490
                                           -----------           -----------

         Total current assets                2,794,140             2,288,914

   Property, plant and equipment, net
         of accumulated depreciation of
         $4,459,997 and $4,430,833          10,759,001             9,444,057

  Other assets:
         Accounts and notes receivable -
                  officers                      87,402               101,044
         Investments                           150,000               150,000
         Other                                 209,784               259,736
                                           -----------           -----------

                                               447,186               510,780
                                           -----------           -----------

         Total assets                      $14,000,327           $12,243,751
                                           ===========           ===========

                                             SPURLOCK INDUSTRIES, INC.
                                            Consolidated Balance Sheet
                                                    (Unaudited)




                                          June 30, 1997       December 31, 1996
                                          -------------       -----------------


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Notes payable - line of credit                 $ 1,448,843       $ 1,420,801
  Current portion of long-term debt                1,010,633         1,029,090
  Accounts payable                                 1,630,713         1,678,442
  Accrued expenses                                   380,317           260,527
                                                 -----------       -----------

         Total current liabilities                 4,470,506         4,388,860

Long-term debt                                     4,472,829         3,402,621
Deferred tax liability                               143,476           143,476
Income tax liability                                 207,042                 0
Post retirement benefit liability                    106,668            42,667

Stockholders' equity
  Common stock, no par value, 50,000,000 shares
    authorized, 6,572,066 shares issued and
    outstanding                                    4,808,814         4,808,814
  Retained earnings                                 (209,008)         (542,687)
                                                 -----------       -----------

         Total equity                              4,599,806         4,266,127
                                                 -----------       -----------

         Total liabilities and stockholders      $14,000,327       $12,243,751



See accompanying notes to unaudited consolidated financial statements.

                                             SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Operations
                       For the Three and Six Months Ended
                             June 30, 1997 and 1996
                                   (Unaudited)

                                                    Three Months Ended                         Six Months Ended
                                                         June 30,                                   June 30,

                                               1997                 1996                    1997                 1996
                                               ----                 ----                    ----                 ----

  Revenues:
    Net sales                                $7,284,661           $7,914,276             $13,245,949         $15,387,443

    Cost of sales                             5,399,182            5,696,702               9,912,097          11,167,924
                                             ----------            ---------               ---------          ----------

           Gross profit                       1,885,479            2,217,574               3,333,852           4,219,519

  Selling, general and
  administrative expenses                     1,285,993            1,008,090               2,468,075           2,025,819
                                              ---------           ----------              ----------           ---------


  Income(loss) from operations                  599,486            1,209,484                 865,777           2,193,700

  Other income and (expense):
  Other income                                    8,556               25,216                   9,336              34,820
  Other expense                                (74,205)              (5,000)                (74,205)             (5,000)
  Interest expense                            (189,506)            (145,781)               (260,187)           (255,118)
                                              ---------              -------               ---------           ---------

  Net income before income taxes                344,330            1,083,919                 540,721           1,968,402


  Provision for income taxes                    140,269              399,908                 207,042             753,701
                                                -------             --------                --------            --------

  Net income (loss)                            $204,061             $684,011                $333,679          $1,214,701
                                               ========            =========               =========         ===========

  Net income (loss) per share                      0.03                 0.10                    0.05                0.18
                                                   ====                =====                   =====                ====

  Average shares outstanding                  6,572,066            6,725,066               6,572,066           6,725,066
                                              =========           ==========              ==========          ==========



See accompanying notes to unaudited consolidated financial statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1996

                                                         Six Months Ended
                                                              June 30,
                                                      1997              1996
                                                      ----              ----

Cash flows from operating activities:

Net income (loss)                                   $   333,679     $ 1,214,701

  Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                   492,000         293,210
                                                    -----------     -----------

       Total from operations                            825,679       1,507,911

Change in assets and liabilities:
    (increase) decrease in assets:
      Accounts receivable                               (41,366)       (267,754)
      Inventories                                      (139,356)         93,848
      Prepaid expenses                                 (281,749)       (275,716)
      Fixed assets                                   (1,806,944)       (544,753)
      Other assets                                       63,594        (304,913)

    (Decrease) increase in liabilities:
      Accounts payable and accrued expenses              72,061        (440,844)
      Notes and loans payable                         1,079,793        (390,124)
      Deferred tax liability                            207,042         643,801
      Other liabilities                                  64,001               0
                                                    -----------              --
      Total adjustments                                (782,924)     (1,486,455)
                                                    -----------     -----------

Net cash provided by (used in) operating
activities                                               42,755          21,456

Cash and cash equivalents, beginning of
period                                                  106,072         450,751
                                                    -----------     -----------

Cash and cash  equivalents,  end of period             $148,827        $472,207
                                                    ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                            SPURLOCK INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 1997

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

Income (loss) per share was computed using the weighted average number of common shares outstanding of 6,572,066 shares.

As of June 30, 1997 and December 31, 1996, inventories consisted of the following:

                                 June 30, 1997             December 31, 1996
                                 -------------             -----------------

Raw materials                       $523,014                     $397,511

Work in process                        8,138                        9,493

Finished goods                       149,836                      134,628
                                   ---------                    ---------

                                    $680,988                     $541,632

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

Results of Operations

For the six months ended June 30, 1997, the Company generated net income after tax of $333,679 or $0.049 per share (on a fully diluted basis) as compared to net income of $1,214,701 or $0.181 per share of common stock, for the same period last year. Net income for the second quarter was $204,061 or $0.030 per share (on a fully diluted basis) as compared to net income of $684,011 or $0.099 per share of common stock, for the same period last year.

The Company's net sales for the quarter ended June 30, 1997 totalled $7,284,661 as compared to $7,914,276 for the same period for 1996, a decrease of 7.96%. Net sales for the six months ended June 30, 1997 were $13,245,949 or 13.9% lower as compared to $15,387,443 for the same period for 1996. All the sales were from shipments of resin and formaldehyde by the Registrant's wholly owned subsidiary, Spurlock Adhesives, Inc. The aforementioned decreases in sales as compared to the same period in 1996 resulted in part from lower average selling prices and reduced product volume shipments of 9.7% for the three month period and 11.8% for the six month period due to price cutting by certain competitors in the face of reduced market demand generally. The Registrant effected downward adjustments in its product prices to maintain its current product volume shipments. Management believes this situation will continue through the end of the year.

Cost of sales for the second quarter were $5,399,182 or 74.1% of net sales as compared to $5,696,702 or 72.0% for the same period in 1996. Cost of sales for the six month period were $9,912,097 or 74.8% as compared to $11,167,924 or 72.6% for the same period in 1996. The increase in cost of sales sold as a percentage of net sales is primarily a result of reduced sales. The gross margin decreased to 25.9% from 28.2% for the second quarter compared to 1996 and to 25.2% from 27.4% for the six month period compared to the same prior year period, reflecting the above-described competitive pressures in the marketplace.

Operating expenses (sales, general & administrative expenses) for the second quarter were $1,285,993 or 17.7% of net sales as compared to $1,008,090 or 12.7% of net sales for the same period in 1996. The operating expenses for the six month period were $2,468,075 or 18.6% as compared to $2,025,819 or 13.2% for the same period in 1996. This increase is attributable to higher depreciation and personal property taxes due to the purchase by the Registrant of the formaldehyde plant located in Waverly, Virginia, which plant was subject to an operating lease during the second quarter and six month period of 1996. Also, wages paid to employees in general were higher due to salary and wage increases effective July 1996. The large percentage change is due to lower sales.

Interest expense was $189,506 or 2.6% of net sales as compared to $145,781 or 1.8% of net sales in second quarter 1996. Interest expense was $260,187 or 2.0% of net sales as compared to $255,118 or 1.7% for the six month period. Although average borrowings under the Registrant's line of credit were somewhat lower in the second quarter of 1997 versus the comparable period in 1996, total average outstandings were approximately $3,500,000 higher due to additional term borrowings relating to the Registrant's purchase of the Waverly, Virginia formaldehyde plant and the new New York facility. However, significantly reduced borrowing rates under the new credit facilities entered into by the Registrant in July 1996 resulted in significantly lower interest expense overall.

Other expense was $74,205 or 1% of net sales in the quarter and six month period ending June 30, 1997 as compared to $5,000 or 0.6% of net sales for the comparable 1996 periods. This increase was due primarily to the settlement of a contract dispute from 1991 related to the dissolved aircraft business.

The Company accrues for income taxes at an effective rate of 34% inclusive of the deduction for state income tax. The tax accrual for the second quarter of 1997 is $140,269 as compared to $399,908 for the same period last year, owing to reduced taxable income.

Liquidity and Capital Resources

Working Capital

At June 30, 1997 working capital was ($1,676,366), an increase of $423,580 from the prior year's period. Increased product shipments and orders at quarter end caused accounts receivable and inventories to increase $50,084 and $139,356, respectively, from December 31, 1996.

Cash Flow

Net cash provided by operating activities was $825,679 and $1,507,911 for the six months ended June 30, 1997 and 1996, respectively. The reduced cash flow from operations during the 1997 period resulted from lower net income. Depreciation accounted for $492,000 of such cash flow, a substantial increase from the $293,210 in the 1996 period, as a result of increased depreciation expense relating to the purchase of the Waverly formaldehyde plant.

Cash from operations was supplemented by a net increase in liabilities of $1,422,897, comprised primarily of increases of $1,079,793 in long term debt, $72,061 in accounts payable and accrued expenses, and $207,042 in income tax liability. Cash was invested in the above-described increase in accounts receivable, inventories, and an increase in fixed assets of approximately $1,800,000. The increase in fixed assets was attributable to payments made for the New York facility. See "New York Expansion" below. Prepaids also increased by $281,749, which was comprised of prepayment of health insurance claims funds and, as well as, fire, liability and workmen's compensation insurance premiums.

Liquidity

As previously reported, in July 1996 the Registrant entered into a new $3,500,000 revolving credit facility with a new lender, which facility matures in July 1999. On June 30, 1997, outstanding loans under the facility totalled $1,448,843, which amount represented 86% of the total amount available at such time based on the levels of accounts receivable and inventory on which borrowing availability is based. The credit facility provides the Registrant with an important source of liquidity in addition to cash generated from operations. Management believes that cash generated from operations, together with amounts available under the revolving credit facility, will be sufficient to meet the Registrant's anticipated working capital and liquidity requirements during 1997 and 1998.

New York Expansion

As previously reported, the Registrant located a site to construct manufacturing facilities for the production of formaldehyde and resins in the Moreau Industrial Park in the town of Moreau, Saratoga County, New York. The Registrant has made application to the local planning board and state environmental authorities, which approvals are required prior to the initiation of construction. The Registrant expects the necessary approvals for the New York project to be obtained in the next month and for on-site contruction of the project to be initiated. Assuming prompt receipt of such approvals, timely closing on necessary financing and timely prosecution of construction, among other factors, management believes the complex can begin operations in early 1998.

The Registrant estimates that the costs of the New York project will total $8,300,000. Management believes that financing for the project adequate in amount and on reasonable terms, can be obtained by the Registrant, via conventional loans or funds from industrial revenue bonds. The Registrant has obtained a preliminary commitment with respect to such financing from its current primary lender and a local New York bank.

                            SPURLOCK INDUSTRIES, INC.
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         A shareholder's derivative suit has been filed without advance notice to the Registrant by seven shareholders against the Registrant and certain current and former officers and directors in state District Court in Denver, Colorado. The suit, which was filed on or about April 28, 1997, alleges that the defendants engaged in various activities which breached their fiduciary duties to the plaintiffs and/or violated provisions of Colorado law applicable to domestic corporations. The alleged activities include wrongfull payment and wrongful guaranty of debts of one or more defendants, unlawful loans and distributions to defendants, unfair dealings with one or more defendants, overcompensation of defendants and other employees, wrongful depression of the Registrant's stock price, misrepresentations to shareholders, and improper approval of the merger of Air Resources Corporation into the Registrant. Plaintiffs seek a declaratory judgment with respect to the acts complained of, repayment of certain monies to the Registrant, an accounting of all financial transactions of the Registrant from 1992 to the present, a constructive trust of shares of Common Stock held by certain of the defendants, injunctive relief and damages.

         In response to the suit, the Board of Directors has appointed a Special Litigation Committee, composed of two outside directors not named as defendants, to investigate the allegations and determine whether maintenance of the derivative proceeding is in the best interests of the Registrant. The Special Litigation Committee is expected to deliver a report before the end of August. The defendant officers of Registrant deny any breach of their fiduciary duty and state that they expect that the Special Litigation Committee will conclude that the allegations are meritless.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 20, 1997, the Registrant held its annual meeting of shareholders. H. Norman Spurlock, Jr. and Raymond G. Tuttle were elected as directors of the Registrant, for terms expiring in 2000. The following is a list of the remaining directors and the year their terms expire: Irvine R. Spurlock
(1998), Glen A. Whitwer (1998),  Harold N. Spurlock (1999) and Philip S. Sumpter
(1999).

         The only other matter considered at the 1997 annual meeting was the ratification of the appointment of Winter, Scheifley & Associates, P.C. as independent auditors for the Registrant for the fiscal year ending December 31, 1997, which was approved by shareholders.

         The chart below sets forth the vote totals for each director and on the matter of the ratification of the appotment of the independent auditors:

                                                                    Broker Non-
                                                For       Against      Votes
                                                ---       -------      -----
1.    H. Norman Spurlock, Jr.                4,678,707    505,274     148,110
2.    Raymond G. Tuttle                      4,678,707    505,274     148,110
3.    Ratification of Independent Auditors   4,616,137    567,844     148,110


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The Registrant has included the following exhibits pursuant to Item 601 of Regulation S-K.

                  Exhibit No.    Description
                  -----------    -----------

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

                                                 SPURLOCK INDUSTRIES, INC.
                                                 (Registrant)

Dated: August 13, 1997                           By: /s/ Irvine R. Spurlock.
       ---------------                               ------------------------
                                                 Irvine R. Spurlock.
                                                 President and Chairman
                                                 Chief Executive Officer

Dated: August 13, 1997                           By: /s/ Phillip S. Sumpter
       ---------------                               ----------------------
                                                 Phillip S. Sumpter
                                                 Executive Vice-President
                                                 Chief Financial Officer

Dated: August 13, 1997                           By: /s/ Warren E. Beam, Jr.
       ---------------                               ------------------------
                                                 Warren E. Beam, Jr.
                                                 Treasurer and Controller
                                                 Chief Accounting Officer

                            SPURLOCK INDUSTRIES, INC.
                                  Exhibit Index


     Exhibit No.           Description
     -----------           -----------

         11                Statement re: Computation of Per Share Earnings.

         27                Financial Data Schedule