Form 10-K/A
period 1996-12-31
SPURLOCK INDUSTRIES INC
filed 1997-10-27
CIK 1008615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 3

                                       TO

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996

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
                                                       Yes   X      No
                                                           -----       -----

                                    AMENDMENT


         The Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is hereby amended as follows:

Item 13.  Certain Relationships and Related Transactions

         Employment Agreements. Pursuant to an Agreement and Plan of Reorganization dated April 22, 1992 (the "Spurlock Adhesives Agreement"), Air Resources, among other things, acquired all of the capital stock of Spurlock Adhesives from Harold N. Spurlock. The Spurlock Adhesives Agreement required Air Resources to purchase all of Mr. Spurlock's shares of Air Resources' common stock at his request upon the termination of his employment by Air Resources. The per share purchase price set by the Spurlock Adhesives Agreement was the highest market bid price at which such shares have traded in the preceding twelve months. The Spurlock Adhesives Agreement also provided for Air Resources to purchase all of Mr. Spurlock's shares of Air Resources' common stock upon his death at the request of his heirs upon mutually agreeable terms. These provisions of the Spurlock Adhesives Agreement relating to Air Resources' obligations to purchase Mr. Spurlock's shares were terminated by mutual agreement effective April 15, 1996, without compensation to Mr. Spurlock.

         On August 21, 1996, Harold N. Spurlock and Spurlock Adhesives entered into a certain Employment and Retirement Benefit Agreement (the "Employment Agreement") which provides, among other things, for Mr. Spurlock's employment and certain retirement benefits. Pursuant to the Employment Agreement, Mr. Spurlock has agreed to serve as vice president for product development, and as a member of the Company's and Spurlock Adhesives' Boards of Directors, until August 31, 1999.

         For his services, Mr. Spurlock will receive under the Employment Agreement a base salary of $180,000 per year, reimbursement of expenses in accordance with the general policies of Spurlock Adhesives, and such additional or special compensation as the Board of Directors of Spurlock Adhesives may determine from time to time. Mr. Spurlock will not receive any additional compensation for service on the Company's Board of Directors and that of Spurlock Adhesives.

         The Employment Agreement provides that Mr. Spurlock's employment with Spurlock Adhesives will be terminated by reason of his death or permanent disability, by Mr. Spurlock upon 30 days notice in writing, or by Spurlock Adhesives with cause. "Cause" is deemed to exist under the Employment Agreement if Mr. Spurlock (i) willfully refuses to perform services thereunder, (ii) materially breaches the provisions thereof relating to trade secrets, and confidential information, retention of documents, and noncompetition, (iii) engages in acts of dishonesty or fraud, or (iv) engages in other serious misconduct. If Mr. Spurlock's employment with Spurlock Adhesives terminates for cause, or due to death, permanent disability or voluntary termination, any portion of his fixed salary, which is earned but unpaid as of the date of such termination shall be paid to him, or his designated beneficiary in the event of death.

         The Employment Agreement provides for a retirement benefit equal to $100,000 per year to be received by Mr. Spurlock upon his retirement from employment at or after August 31, 1999, or permanent disability prior to such date, for a period of five years. In the event of Mr. Spurlock's death prior to or after such date, Mr. Spurlock's wife would receive such benefit during such five year period. Any benefit payable to Mr. Spurlock's wife would cease upon her death. Neither Mr. Spurlock nor his wife would be entitled to any retirement or death benefit under the Employment Agreement in the event that he voluntarily terminated his employment with Spurlock Adhesives prior to August 31, 1999 without "good reason." Under the Employment Agreement, "good reason" is deemed to exist if, and only if:

         (a) Spurlock Adhesives generally fails to timely pay the amounts and benefits provided to Mr. Spurlock under the Employment Agreement;

         (b) the assignment to Mr. Spurlock of duties materially inconsistent with and inferior to Mr. Spurlock's position, duties and responsibilities and status as a vice president; or

         (c) the transfer of Mr. Spurlock's place of employment further than 30 miles beyond the limits of Petersburg, Virginia without his prior consent.

         The Employment Agreement requires Mr. Spurlock to keep in confidence certain trade secrets and confidential information of Spurlock Adhesives during the term of his employment and for a period of five years thereafter. Mr. Spurlock has further agreed not to remove or retain any documents of Spurlock Adhesives. Also, for so long as Mr. Spurlock is employed by Spurlock Adhesives and as long as he is receiving retirement benefits, he has agreed not to compete with Spurlock Adhesives. In connection therewith, Mr. Spurlock has also agreed in the Employment Agreement not to solicit employees of Spurlock Adhesives for a period of 12 months following termination of his employment for any reason.

         Indemnification Agreements. On December 21, 1995, Air Resources entered into an Indemnification Agreement with Phillip S. Sumpter upon his appointment to the Board of Directors. The Company succeeded to and assumed all the rights and obligations of Air Resources under the Indemnification Agreement, which was subsequently superseded by a new Indemnification Agreement between such parties dated January 30, 1997. Similar Indemnification Agreements were entered into between the Company and Glen S. Whitwer and Raymond G. Tuttle on September 19, 1996 and January 30, 1997, respectively. Such agreements provide for the indemnification of such directors against claims, losses, liabilities, damages, costs and expenses that each may suffer as a result of his service as a director of the Company, to the full extent that such indemnification is permitted and not prohibited by applicable federal or state law, including securities law, or the Articles of Incorporation of the Company.

         Certain Related Transactions. Described below are obligations of the Company which have been personally guaranteed by certain executive officers, directors and shareholders of the Company. All such personal guarantees were released during 1996 due to the repayment of all such obligations by the Company.

         Pursuant to the Spurlock Adhesives Agreement, Air Resources acquired all of the stock of Spurlock Adhesives. At the time of the acquisition, Harold
N. Spurlock, formerly Chairman of the Board, President and Chief Executive Officer of Air Resources and the Company, personally guaranteed a large portion of Spurlock Adhesives' debt, including all debt then secured by real property and/or equipment and debt owed to its largest trade creditor. Creditors at the time agreed to allow the debt to remain outstanding after the acquisition of Spurlock Adhesives on the condition that Mr. Spurlock continue to guarantee the debt, that he remain as Chairman of the Board of Spurlock Adhesives, and that he be appointed Chairman of the Board of Air Resources. Due to the repayment of amounts due to such creditors in 1996, Mr. Spurlock's personal guarantee has been released and the requirement that Mr. Spurlock serve as Chairman of the Board of the Company and Spurlock Adhesives is no longer applicable.

         In  addition  to  Harold  N.  Spurlock's   personal  guarantee  of  the
above-described debt, Irvine R. Spurlock and H. Norman Spurlock, Jr., the Company's current Chairman, President, and Chief Executive Officer, and Executive Vice President and Secretary, respectively, and Harold N. Spurlock also had personally guaranteed various other debts of the Company, which has succeeded to and assumed all the rights and obligations of Air Resources, and of Spurlock Adhesives. In May 1995, Irvine R. Spurlock and H. Norman Spurlock, Jr. replaced a past director, Lloyd B. Putman, and a then serving director, Jesse A. Adams, as guarantors on a note with an Arkansas bank. The loan in the original principal amount of $500,000 was taken out in August 1992 to provide working capital needed to operate the Company's facility in Malvern, Arkansas. The note was secured by certain real property and equipment. On or about June 30, 1996, the note was repaid in full and each of the personal guarantors were released from any further obligation on the loan.

         Both Harold N. Spurlock and his wife, Daphne R. Spurlock, had guaranteed a loan from the Bank of Waverly (Virginia) secured by certain real property and equipment relating to the construction of the Company's formaldehyde plant in Waverly, Virginia. Mr. and Mrs. Spurlock also had guaranteed a loan from First Union National Bank relating to the construction of resin and formaldehyde production facilities in Waverly, Virginia. Both of these loans were repaid in full as of July 9, 1996 and June 30, 1996, respectively, and Mr. and Mrs. Spurlock were each released from their personal guaranties of the loans upon such repayment.

         Harold N. Spurlock, Daphne R. Spurlock and Irvine R. Spurlock had guaranteed a loan from a trade creditor, Hydro Agri Tampa, Inc., that represented trade debt converted to a note in 1991. The note was secured by certain real property and equipment of Spurlock Adhesives. As of June 24, 1996, the note was repaid in full and each of the personal guarantors were released from any further obligation on the loan. Hydro Agri Tampa, Inc. was previously a major supplier of urea to Spurlock Adhesives, but discontinued supply of such raw material into the United States in 1991.

         Each of Harold N. Spurlock, Irvine R. Spurlock and H. Norman Spurlock, Jr. also guaranteed payments due under a lease with D.B. Western, Inc. for the Waverly, Virginia formaldehyde plant. On December 19, 1991, Spurlock Adhesives entered into a Formaldehyde Plant Lease with D.B. Western, under which D.B. Western agreed to construct a fully operational formaldehyde plant at Waverly, Virginia and lease the facility to Spurlock Adhesives for ten years at $55,000 per month, commencing at such time as the plant became mechanically complete and ready for start up. The lease commenced in February, 1993. In July, 1996, Spurlock Adhesives exercised its option to purchase the formaldehyde plant from D.B. Western and terminate the D.B. Western lease. As a part of Spurlock Adhesives' acquisition of the formaldehyde plant and the termination of the lease, Spurlock Adhesives obtained the release of each of the personal guarantors from any obligation for lease payments due under the D.B. Western lease. As of July 9, 1996, the amount of unpaid lease payments totaled $471,000.

         In connection with the Company's revolving credit line instituted in February 1995, Harold N. Spurlock provided a personal guarantee as additional security for all amounts borrowed under the facility, and Irvine R. Spurlock and
H. Norman Spurlock, Jr. provided limited guarantees in the amount of $250,000 each. As of June 28, 1996, the credit line was repaid in full and each of the personal guarantors were released from any further obligation on the loan. The Company's current credit facility with the National Canada Finance Corporation, Richmond, Virginia, does not require the personal guaranties of the Company's officers and directors.

         Loan From Former Director and Officer. During 1992 and 1993, Lloyd B. Putman, a former executive officer of Air Resources who resigned from the Board of Directors in September 1994, loaned Air Resources $116,000. The loan, the largest balance of which during 1996 was $65,958, bore an interest rate of 8% per annum, payable with principal quarterly, and matured in December 1996. The loan related to monies advanced by Mr. Putman to Air Resources' gas recovery operations to help cover ongoing expenses for the development and production of gas recovery technology. The loan was repaid in full as agreed on December 31, 1996.

         Indebtedness of Management. On June 30, 1995, Harold N. Spurlock, then Chairman of the Board, President and Chief Executive Officer of the Company, received a loan in the amount of $112,500 from Spurlock Adhesives. Principal and interest at 9.0% per annum are payable in five equal annual installments commencing in July 1996, the first of which was paid as agreed. The largest aggregate amount of such debt outstanding during 1996 was $112,500. The balance as of December 31, 1996 was $82,500. The loan relates to the purchase by Mr. Spurlock of certain manufacturing assets in Malvern, Arkansas that were contributed by Mr. Spurlock to Air Resources pursuant to the Spurlock Adhesives Agreement.

         During 1993, Harold N. Spurlock received advances in the aggregate principal amount of $126,000 from Spurlock Adhesives. In 1994, the advances were converted to a loan bearing interest at 8.0% per annum. The largest aggregate amount outstanding under the loan during 1996 was approximately $92,140. As of March 26, 1997, the outstanding balance of the loan was approximately $93,784. The loan relates to the purchase by Mr. Spurlock of certain manufacturing assets in Malvern, Arkansas that were contributed by Mr. Spurlock to Air Resources pursuant to the Spurlock Adhesives Agreement.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPURLOCK INDUSTRIES, INC.


Date:  October 14, 1997                   By: /s/ Irvine R. Spurlock
                                              ----------------------------------
                                              Irvine R. Spurlock
                                              Chairman, President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Signature                          Title                                  Date


         /s/ Irvine R. Spurlock           Chairman, President, Chief Executive      October 14, 1997
 -------------------------------------    Officer and Director
           Irvine R. Spurlock             (Principal Executive Officer)


         /s/ Phillip S. Sumpter           Executive Vice President, Chief           October 14, 1997
 -------------------------------------    Financial Officer and Director
           Phillip S. Sumpter             (Principal Financial Officer)


         /s/ Warren E. Beam, Jr.          Treasurer and Controller                  October 14, 1997
 -------------------------------------    (Principal Accounting Officer)
           Warren E. Beam, Jr.


       /s/ H. Norman Spurlock, Jr.        Director                                  October 14, 1997
 -------------------------------------
         H. Norman Spurlock, Jr.


            /s/ Glen S. Whitwer           Director                                  October 14, 1997
 -------------------------------------
             Glen S. Whitwer


         /s/ Harold N. Spurlock           Director                                  October 14, 1997
 -------------------------------------
           Harold N. Spurlock


          /s/ Raymond G. Tuttle           Director                                  October 14, 1997
 -------------------------------------
            Raymond G. Tuttle
