Form 10-Q
period 1997-09-30
SPURLOCK INDUSTRIES INC
filed 1997-11-14
CIK 1008615

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended: September 30, 1997

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

                                                    Number of Shares Outstanding
         Class                                        as of September 30, 1997
Common Stock, no par value                                    6,527,066

                            SPURLOCK INDUSTRIES, INC.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                          September 30, 1997   December 31, 1996
                                          ------------------   -----------------

ASSETS
Current assets:
 Cash and cash equivalents                   $   420,161         $   106,072
 Accounts receivable - trade                   1,449,603           1,446,930
 Other accounts receivable                             0               8,718
 Accounts and notes receivable
       - officers current portion                 21,625              38,595
 Inventories                                     520,706             541,632
 Prepaid income taxes                            157,213              72,477
 Prepaid expenses                                186,876              74,490
                                             -----------         -----------

       Total current assets                    2,756,184           2,288,914

 Property, plant and equipment, net
       of accumulated depreciation of
       $4,459,997 and $4,430,833              10,777,036           9,444,057

Other assets:
       Accounts and notes receivable -
           officers                               87,401             101,044
       Investments                               150,000             150,000
       Other                                     213,560             259,736
                                             -----------         -----------

                                                 450,961             510,780
                                             -----------         -----------

       Total assets                          $13,984,181         $12,243,751
                                             ===========         ===========

                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)



                                                                 September 30, 1997    December 31, 1996
                                                                 ------------------    -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - line of credit                                   $  1,424,717          $  1,420,801
  Current portion of long-term debt                                   1,009,716             1,029,090
  Accounts payable                                                    1,832,260             1,678,442
  Accrued expenses                                                      437,078               260,527
                                                                   ------------          ------------

         Total current liabilities                                    4,703,771             4,388,860

Long-term debt                                                        4,197,977             3,402,621
Deferred tax liability                                                  143,476               143,476
Income tax liability                                                    210,088                     0
Post retirement benefit liability                                       124,155                42,667

Stockholders' equity
  Common stock, no par value, 50,000,000 shares
    authorized, 6,572,066 shares issued and
    outstanding                                                       4,808,814             4,808,814
  Retained earnings                                                    (204,100)             (542,687)
                                                                   ------------          ------------

         Total equity                                                 4,604,714             4,266,127
                                                                   ------------          ------------

         Total liabilities and stockholders' equity                $ 13,984,181          $ 12,243,751
                                                                   ============          ============



See accompanying notes to unaudited consolidated financial statements

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Operations
                       For the Three and Nine Months Ended
                           September 30, 1997 and 1996
                                   (Unaudited)


                                     Three Months Ended               Nine Months Ended
                                       September 30,                     September 30,

                                   1997             1996            1997            1996
                                   ----             ----            ----            ----
Revenues:
  Net sales                    $  5,559,514    $  6,693,069    $ 18,805,463    $ 22,080,512
  Cost of sales                   4,065,501       4,995,558      13,977,598      16,163,482
                               ------------    ------------    ------------    ------------

         Gross profit             1,494,013       1,697,511       4,827,865       5,917,030

Selling, general and
administrative expenses           1,238,988       1,166,518       3,707,063       3,192,337
                               ------------    ------------    ------------    ------------

Income(loss) from operations        255,025         530,993       1,120,802       2,724,693

Other income and (expense):
Other income                          2,290          15,959          11,626          50,779
Other expense                       (77,859)         (9,412)       (152,064)        (14,412)
Interest expense                   (171,502)       (202,793)       (431,689)       (457,911)
                               ------------    ------------    ------------    ------------
Net income before income
taxes                                 7,954         334,747         548,675       2,303,149

Provision for income taxes            3,046         128,175         210,088         881,876
                               ------------    ------------    ------------    ------------
Net income (loss)              $      4,908    $    206,572    $    338,587    $  1,421,273
                               ============    ============    ============    ============
Net income (loss) per share           0.001           0.031           0.052           0.211
                               ============    ============    ============    ============

Average shares outstanding        6,572,066       6,725,066       6,572,066       6,725,066
                               ============    ============    ============    ============


See accompanying notes to unaudited consolidated financial statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1997 and 1996


                                                                    Nine Months Ended
                                                                      September 30,
                                                                  1997            1996
                                                                  ----            ----
Net income (loss)                                             $   338,587    $ 1,421,273
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                 735,000        492,720
     (Increase) decrease in accounts receivable                     6,045        148,653
     (Increase) decrease in inventories                            20,926        (66,584)
     (Increase) decrease in prepaid expenses                     (112,386)      (192,535)
     (Increase) decrease in other assets                          (38,560)      (665,673)
     Increase (decrease) in accounts payable
       and accrued expenses                                       330,369       (134,403)
     Increase (decrease) in deferred tax liability                210,088        771,976
     Increase (decrease) in other liabilities                      81,488              0
                                                              -----------    -----------

       Total adjustments                                        1,232,970        354,154
                                                              -----------    -----------

Net cash provided by (used in) operating
  activities                                                    1,571,557      1,775,427

Investing Activities:
     Purchase of fixed assets                                  (2,067,979)    (4,115,711)
     Repayment of officer advances                                 30,613              0
                                                              -----------    -----------

Net cash provided by (used in) investing
  activities                                                   (2,037,366)    (4,115,711)

Financing activies:
    Proceeds of new borrowings                                  1,603,910      3,600,000
    Repayment of notes and loans                                 (824,018)    (1,650,512)
                                                              -----------    -----------

Net cash provided by (used in) financing
  activities                                                      779,898      1,949,488

Net increase in cash and cash equivalents                         314,089       (390,796)
Beginning Cash                                                    106,072        450,751
                                                              -----------    -----------

Ending cash                                                   $   420,161    $    59,955
                                                              -----------    -----------


See accompanying notes to unaudited consolidated financial statements

                            SPURLOCK INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1997

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

Income (loss) per share was computed using the weighted average number of common shares outstanding of 6,572,066 shares.

As of September 30, 1997 and December 31, 1996, inventories consisted of the following:

                          September 30, 1997         December 31, 1996
                          ------------------         -----------------

Raw materials                 $ 411,962                  $ 397,511

Work in process                   8,165                      9,493

Finished goods                  100,579                    134,628
                              ---------                  ---------

                              $ 520,706                  $ 541,632

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

Results of Operations

For the nine months ended September 30, 1997, the Company generated net income after tax of $338,587 or $0.052 per share ($0.049 on a fully diluted basis) as compared to net income of $1,421,273 or $0.211 per share ($0.203 on a fully diluted basis), for the same period last year. Net income for the third quarter was $4,908 or $0.001 per share ($0.001 on a fully diluted basis) as compared to net income of $206,572 or $0.031 per share ($0.029 on a fully diluted basis), for the same period last year.

The Company's net sales for the quarter ended September 30, 1997 totalled $5,559,514 as compared to $6,693,069 for the same period for 1996, a decrease of 16.9%. Net sales for the nine months ended September 30, 1997 were $18,805,463 or 14.8% lower as compared to $22,080,512 for the same period for 1996. All the sales were from shipments of resin and formaldehyde by the Registrant's wholly owned subsidiary, Spurlock Adhesives, Inc. ("Spurlock Adhesives"). The aforementioned decreases in sales from the comparable 1996 periods resulted in part from lower average selling prices and reduced product volume shipments of 7.2% for the three month period and 10.4% for the nine month period due to price cutting by certain competitors in the face of reduced market demand generally. Management believes this situation will continue through the end of the year.

Cost of sales for the third quarter was $4,065,501 or 73.1% of net sales as compared to $4,995,558 or 74.6% for the same period in 1996. Cost of sales for the nine month period was $13,977,598 or 74.3% as compared to $16,163,482 or 73.2% for the same period in 1996. The decrease in cost of sales as a percentage of net sales is primarily a result of lower raw material prices. The gross margin increased to 26.9% from 25.4% for the third quarter compared to 1996 and decreased to 25.7% from 26.8% for the nine month period compared to the same prior year period, reflecting the above-described competitive pressures in the marketplace and decreases in raw material prices.

Operating expenses (sales, general & administrative expenses) for the third quarter were $1,238,988 or 22.3% of net sales as compared to $1,166,518 or 17.4% of net sales for the same period in 1996. The operating expenses for the nine month period were $3,707,063 or 19.7% as compared to $3,192,337 or 14.5% for the same period in 1996. These increases are attributable to higher depreciation and personal property taxes due to the purchase by the Registrant of the formaldehyde plant located in Waverly, Virginia, which plant was subject to an operating lease during the nine month period of 1996. Also, wages paid to employees in general were higher due to salary and wage increases effective July 1996, and benefits paid on behalf of the employees were higher. The large percentage change is due to lower sales.

Interest expense was $171,502 or 3.1% of net sales in the third quarter of 1997 as compared to $202,793 or 3.0% of net sales in third quarter 1996. Interest expense was $431,689 or 2.3% of net sales for the nine months ended September 30, 1997, as compared to $457,911 or 2.1% for the comparable 1996 period. Although average borrowings under the Registrant's line of credit were somewhat lower in the third quarter of 1997 versus the comparable period in 1996, total average outstandings were approximately $3,500,000 higher due to additional term borrowings relating to the Registrant's purchase of the Waverly, Virginia formaldehyde plant and Spurlock's new New York facility discussd under "Liquidity and Capital Revenues - Liquidity" below. However, significantly reduced borrowing rates under the new credit facilities entered into by the Registrant in July 1996 resulted in lower interest expense overall.

Other expense was $77,859 or 1.4% of net sales in the 1997 third quarter as compared to $9,412 or 0.1% of net sales in third quarter 1996. For the first nine months of 1997, other expense was $152,064 or 0.8% of net sales as compared to $14,412 or 0.06% of net sales for the 1996 nine month period. This increase was due primarily to the write off of costs relating to the first manufacturing site selected in New York. These expenses, which include legal and environmental expenses, are being written off due to the selection of an alternate site in New York.

The Company accrues for income taxes at an effective rate of 34% inclusive of the deduction for state income tax. The tax accrual for the third quarter of 1997 was $3,046 as compared to $128,175 for the third quarter of 1996. The tax accrual for the nine month period ending September 30, 1997 was $210,088 as compared to $881,876 for the comparable 1996 period. In both cases, the reduction was due to reduced taxable income.

Liquidity and Capital Resources

Working Capital

At September 30, 1997, working capital was ($1,947,587), an increase of $152,359 from December 31, 1996. Higher balances in the cash account and prepaid expense accounts, primarily as a result of increases in long term debt, caused the increase in working capital.

Cash Flow

Net cash provided by operating activities was $1,571,557 and $1,775,427 for the nine months ended September 30, 1997 and 1996, respectively. The decreased cash flow from operations during the 1997 period resulted from lower net income. Depreciation accounted for $735,000 of such 1997 cash flow, a substantial increase from the $492,720 in the 1996 period, as a result of increased depreciation expense relating to the purchase of the Waverly formaldehyde plant. Prepaid expenses increased by $112,386, which is comprised of prepayment of health insurance claims funds, as well as fire, liability and workmen's compensation insurance premiums. Accounts payable increased at month end due to timing of bills and normal payment procedures.

Cash from operations was supplemented by a net increase in financing activities of $779,898, comprised primarily of increases in new loans of approximately $1,600,000. Cash was invested in fixed assets of $2,067,979. The increase in fixed assets was attributable to payments made for the New York facility.

Liquidity

As previously reported, in July 1996 the Registrant entered into a new $3,500,000 revolving credit facility with a new lender, which facility matures in July 1999. On September 30, 1997, outstanding loans under the facility totalled $1,424,717, which amount represented 99% of the total amount available at such time based on the levels of accounts receivable and inventory on which borrowing availability is based. The credit facility provides the Registrant with an important source of liquidity in addition to cash generated from operations. Management believes that cash generated from operations, together with amounts available under the revolving credit facility, will be sufficient to meet the Registrant's anticipated working capital and liquidity requirements during 1997 and 1998.

As previously reported, the Registrant located a site to construct manufacturing facilities for the production of formaldehyde and resins in the Moreau Industrial Park in the town of Moreau, Saratoga County, New York. The Registrant has obtained the necessary approvals for the New York project and for on-site construction of the project to be initiated. Subsequent to the end of the quarter, the Registrant closed on a $6,000,000 Industrial Revenue Bond repayable over 10 years at 4.74% interest as well as a $1,500,000 term loan repayable over 10 years at prime plus 0.5% or LIBOR plus 2.75% interest to finance the project. Assuming construction proceeds on a timely basis, management believes the complex can begin operations in early 1998.

The Registrant estimates that the costs of the New York project will total $8,300,000. Additional amounts necessary to complete the project will be funded through operations.

                            SPURLOCK INDUSTRIES, INC.
                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The Registrant has included the following exhibits pursuant to
                  Item 601 of Regulation S-K.

                  Exhibit No.                 Description

                     10.1 Letter agreement between Spurlock Adhesives, Inc. ("Spurlock
                                              Adhesives")  and  KeyBank  of  New
                                              York  ("KeyBank")  dated August 4,
                                              1997.

                     10.2                     Promissory  Note dated  August 13,
                                              1997   from   Spurlock   Adhesives
                                              payable to KeyBank of New York.

                     10.3 HCHO/UFC Turnkey Plant "B" Sale Contract - Design, Engineer, Equipment Supply, Construct, and Install Contract dated September 30, 1997 between Spurlock Adhesives and D.B. Western, Inc.

                     10.4 HCHO/UFC Plant "A" - Lease dated September 30, 1997 between Spurlock Adhesives and D.B. Western, Inc.

                     10.5 Guaranty dated September 1, 1997 of Spurlock Industries, Inc. in favor of D.B. Western, Inc.

                     10.6 Guaranty dated September 1, 1997 of Spurlock Industries, Inc. in favor of D.B. Western, Inc.

                     10.7 Guaranty of Payment dated September 30, 1997 of Irvine R. Spurlock for the benefit of D.B. Western, Inc.

                     10.8 Indenture dated August 13, 1997 between Town of Moreau, New York as grantor and Spurlock Adhesives as grantee.

                     10.9 Indenture dated August 13, 1997 between Town of Moreau, New York, as grantor and Spurlock Adhesives as grantee.


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

                                               SPURLOCK INDUSTRIES, INC.
                                               (Registrant)

Dated: November 14 , 1997                      By: /s/ Irvine R. Spurlock.
       ------------------                          -----------------------------
                                                   Irvine R. Spurlock.
                                                   President and Chairman
                                                   Chief Executive Officer

Dated: November 14 , 1997                      By: /s/ Phillip S. Sumpter
       ------------------                          -----------------------------
                                                   Phillip S. Sumpter
                                                   Executive Vice-President
                                                   Chief Financial Officer

Dated: November 14 , 1997                      By: /s/ Warren E. Beam, Jr.
       ------------------                          -----------------------------
                                                   Warren E. Beam, Jr.
                                                   Treasurer and Controller
                                                   Chief Accounting Officer

                            SPURLOCK INDUSTRIES, INC.
                                  Exhibit Index


              Exhibit No.           Description

                 10.1 Letter agreement between Spurlock Adhesives, Inc. ("Spurlock Adhesives") and KeyBank of New York ("KeyBank") dated August 4, 1997.

                 10.2 Promissory Note dated August 13, 1997 from Spurlock Adhesives payable to KeyBank of New York.

                 10.3 HCHO/UFC Turnkey Plant "B" Sale Contract - Design, Engineer, Equipment Supply, Construct, and Install Contract dated September 30, 1997 between Spurlock Adhesives and D.B. Western, Inc.

                 10.4 HCHO/UFC Plant "A" - Lease dated September 30, 1997 between Spurlock Adhesives and D.B. Western, Inc.

                 10.5 Guaranty dated September 1, 1997 of Spurlock Industries, Inc. in favor of D.B. Western, Inc.

                 10.6 Guaranty dated September 1, 1997 of Spurlock Industries, Inc. in favor of D.B. Western, Inc.

                 10.7 Guaranty of Payment dated September 30, 1997 of Irvine R. Spurlock for the benefit of D.B. Western, Inc.

                 10.8 Indenture dated August 13, 1997 between Town of Moreau, New York as grantor and Spurlock Adhesives as grantee.

                 10.9 Indenture dated August 13, 1997 between Town of Moreau, New York, as grantor and Spurlock Adhesives.

                 11                 Statement  re:   Computation  of  Per  Share
                                    Earnings.

                 27                 Financial Data Schedule