Form 10-K/A
period 1996-12-31
SPURLOCK INDUSTRIES INC
filed 1998-04-16
CIK 1008615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                 Amendment No. 4
                                       to
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-21133

                            SPURLOCK INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Virginia                                        84-1018956
      (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

          209 West Main Street
           Waverly, Virginia                                      23890
(Address of Principal Executive Offices)                        (Zip Code)

                                 (804) 834-8980
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for past 90 days.    Yes  X    No
                                      ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.    X
                                                        ---

         The aggregate market value of the voting stock of the registrant held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 12, 1997, was $1,564,462.13.

         The number of shares outstanding of Common Stock as of March 31, 1997, was 6,573,639.

Documents Incorporated by Reference:

         The Company's Proxy definitive Statement for its 1997 Annual Meeting of Shareholders (to be filed) is incorporated by reference into Part III of this Form 10-K.

                                    AMENDMENT

         The Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is hereby amended as follows:

                              Reasons for Amendment

Summary

         In late January and early February 1998, the Company discovered that two of its officers and directors, Irvine R. Spurlock and H. Norman Spurlock, Jr., had diverted corporate funds for personal use and that, according to a report of a Special Litigation Committee of the Company's Board of Directors, a third officer, Warren E. Beam, had colluded in the diversions by Norman Spurlock. Following these discoveries, Norman Spurlock and Mr. Beam resigned as officers and employees of the Company and Spurlock Adhesives, Inc. ("Spurlock Adhesives"), the Company's sole operating subsidiary, and Norman Spurlock also resigned as a director of both companies. Irvine Spurlock resigned as Chairman of the Board, Chief Executive Officer and a director of both the Company and Spurlock Adhesives, but was retained by the Board of Directors with the title of President of both companies because of his current importance to their operations, but without any check writing or other financial authority. Irvine Spurlock made restitution for his defalcation, and, effective April 8, 1998, Norman Spurlock entered into a settlement agreement to make restitution for his defalcation. An investigation by the Special Litigation Committee and the Company's new independent accounting firm concluded that no other officers or directors of either the Company or Spurlock Adhesives were involved in the defalcations. As a result of these events, which are more particularly described below, the Company's financial statements for the fiscal year ended December 31, 1996, as presented herein below, have been restated. The restatement primarily involved reclassification of expenses, with limited impact on previously reported earnings. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

Shareholders' Derivative Suit

         On April 28, 1997, seven shareholders of Spurlock Industries, Inc. (the "Company" or the "Registrant") filed a shareholders' derivative suit against the Company and certain current and former officers and directors of the Company in Colorado state court. The lawsuit was subsequently removed to the United States District Court for the District of Colorado (the "District Court"). The Company has previously disclosed the lawsuit to the Securities and Exchange Commission (the "Commission") in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

         The shareholders' derivative suit, Rasmussen et al. v. Spurlock Industries, Inc., et al. (Civil Action No. 97-D-2214), alleges that the defendants named therein engaged in various activities that breached their fiduciary duties to the plaintiffs and/or violated provisions of Colorado law applicable to domestic corporations. The activities so alleged include wrongful payment and wrongful guarantee of debts of one or more defendants, unlawful loans and distributions to defendants, unfair dealings with one or more defendants, overcompensation of defendants and other employees, wrongful depression of the Company's stock price, misrepresentation as to shareholders, and improper approval of the merger of Air Resources Corporation (the Company's predecessor) into the Company. The plaintiffs seek a declaratory judgment with respect to the acts complained of, repayment of certain monies to the Company, an accounting of all financial transactions of the Company from 1992 to the present, a constructive trust of shares of common stock held by certain defendants, injunctive relief and damages.

         In May 1997, the Company's Board of Directors, in response to the lawsuit, appointed a Special Litigation Committee to investigate the allegations and to determine whether maintenance of the derivative proceeding was in the best interests of the Company. The members of the Special Litigation Committee are Raymond G. Tuttle and Glen S. Whitwer, the Company's two outside directors, neither of whom is named as a defendant in the lawsuit nor was a member of the Board of Directors during the time period of the activities alleged in the lawsuit. The Special Litigation Committee engaged independent outside counsel to advise it in its investigation, and performed an extensive investigation including the collection and review of a large number of relevant corporate and related documents, and interviews of current and former officers and directors, the Company's independent auditor and its outside legal counsel. In a report delivered to the District Court in October 1997, the Special Litigation
Committee determined that maintenance of the lawsuit was not in the best interests of the Company. Based on the findings of the Special Litigation Committee, the Company filed a Motion for Summary Judgment against the plaintiffs on November 12, 1997.

         As a result of the events summarized under "Summary" above and more particularly described below, on February 9, 1998 and March 26, 1998, the Special Litigation Committee requested that the District Court delay ruling on the Motion for Summary Judgment to allow the Special Litigation Committee to investigate the facts surrounding these events. The Special Litigation Committee filed a supplemental report with the District Court on April 13, 1998 (the "SLC Supplement"), and the Motion for Summary Judgment remains pending.

Creation of Audit Committee

         In November 1997, at the request of the Special Litigation Committee, the Board of Directors created an Audit Committee, which consists of Messrs. Tuttle and Whitwer. The initial responsibility of the Audit Committee was to identify a new auditor for the Company. The Company wished to appoint a new auditor primarily because the auditor at that time, James E. Scheifley & Associates, P.C. (formerly Winter, Scheifley & Associates, P.C.) ("Scheifley"), was located in Colorado and recently had one of its two partners leave its practice. As the Audit Committee considered proposals from other firms, Mr. Whitwer asked Phillip S. Sumpter, then Executive Vice President and Chief Financial Officer of the Company, to request that Scheifley examine, in the course of the audit of the 1997 fiscal year, insider transactions, and specifically loans to officers, to ensure that such loans were current.

Discovery of Diversion of Corporate Funds by Officers and Directors

         On January 9, 1998, Catharine Spurlock, the Company's Administrative Assistant and wife of Irvine Spurlock, then Chairman of the Board of Directors, President and Chief Executive Officer of the Company, addressed Irvine Spurlock with concerns over unusually high charges on the Company's credit card by Norman Spurlock, then Executive Vice President and Secretary of the Company. Irvine Spurlock consulted with Mr. Sumpter, who examined the credit card records and concluded that these charges were a problem. When confronted, Norman Spurlock admitted to charging personal expenses on the Company's credit card over the previous two months. Norman Spurlock also revealed that he was in default on an authorized loan with the Company and asserted that he was pursuing a home equity loan in order to make restitution for both the unauthorized personal expenses and the outstanding loan payments.

         On January 14, 1998, Scheifley began the 1997 audit at the Company's principal executive offices. Scheifley met with Mr. Sumpter to discuss the issues surrounding Norman Spurlock's loan default, but did not receive notice of any concerns regarding unauthorized credit card transactions by Norman Spurlock, and was unable to procure certain information requested of Warren Beam, Controller, with respect to charges on one of the Company's primary corporate credit cards. Scheifley did not identify any additional problems.

         On January 21, 1998, Mr. Whitwer met with Irvine Spurlock, Mr. Sumpter and the Company's corporate legal counsel to discuss what actions the Board of Directors should take with respect to Norman Spurlock, and the implications for the Special Litigation Committee's report. It was decided that, before such decisions could be made, Mr. Sumpter would review records to ensure an understanding of the status of officer loans to Norman Spurlock. Mr. Whitwer expressed the opinion that it would be necessary to conduct a special audit of officer loans and officer expenses to ensure that the Company reached the bottom of the problem.

         On January 22, 1998, Mr. Sumpter discovered $11,000 of unauthorized advances to Norman Spurlock in 1996 and additional advances in 1995. When confronted with these findings on January 23, 1998, Norman Spurlock admitted to the unauthorized advances and, at the demand of Harold Spurlock, Sr., a director and the founder of the Company and the father of Irvine Spurlock and Norman Spurlock, resigned as an officer, director and employee of the Company and Spurlock Adhesives. Further internal investigations by Mr. Sumpter uncovered, in addition to the unauthorized advances and loan defaults, substantial credit card abuse by Norman Spurlock, with a total defalcation estimated at $150,000.

         In light of the discoveries involving Norman Spurlock, Warren Beam resigned as Controller-Treasurer of the Company and Spurlock Adhesives on January 26, 1998. As set forth in the SLC Supplement, the Special Litigation Committee investigation indicated that, while there was no evidence that Mr. Beam personally received any of the diverted funds, Mr. Beam had colluded with Norman Spurlock.

         By February 5, 1998, the Audit Committee had engaged Cherry, Bekaert & Holland, L.L.P. ("Cherry, Bekaert") to conduct a full investigation of all officer salaries, perquisites, loans and advances and to assess the impact of any and all misuse of the Company's funds. In addition, the Company determined to request a postponement in the District Court's ruling on the Motion for Summary Judgment in order that the Special Litigation Committee could investigate the newly discovered information and supplement its previous report, as necessary.

         On February 8, 1998, after Cherry, Bekaert's investigation had commenced, Irvine Spurlock, through his counsel, disclosed to the Company's outside legal counsel that he had received two unauthorized advances in the amounts of $42,500 and $9,200, both of which had been fully repaid, and an additional unauthorized advance in the amount of $73,075.86, which had not been repaid. Upon this admission, Irvine Spurlock provided the Company with a check in the amount of $73,075.86 and offered to resign if requested to do so. On February 9, 1998, Irvine Spurlock disclosed further to Mr. Sumpter that he had made personal charges on the Company's credit card in an estimated amount of $7,000 to $8,000.

         The Board of Directors met on February 11, 1998 to take action on the information that had been uncovered to date, including recent disclosures by Irvine Spurlock. At the meeting, the Board of Directors asked Irvine Spurlock to resign as Chairman and a member of the Board of Directors and as Chief Executive Officer of both the Company and Spurlock Adhesives. Following the tendering of these resignations, the Board of Directors elected Mr. Sumpter to replace Irvine Spurlock as Chairman of the Board and Chief Executive Officer of the Company and Spurlock Adhesives.

         The Board of Directors decided, nevertheless, to retain Irvine Spurlock with the title of President of both the Company and Spurlock Adhesives. In reaching such a decision, the Board of Directors weighed the gravity of his actions against the possible impact to the Company of his departure. Among other considerations, the Board of Directors acknowledged the importance of Irvine Spurlock's role in the critical area of purchasing of raw materials used in the Company's production process, his long-standing relationships with the Company's customers and lenders, and his extensive background in the Company's manufacturing operations where he acts as the Company's final technical authority. The Board also took into account the strain placed on remaining management by the recent resignations of two other executive officers, given the Company's small executive staff. The Board of Directors concluded that, due to the skills provided by Irvine Spurlock, his departure at that time could result in substantial adverse consequences to the Company. In connection with his retention, however, the Board of Directors revoked all of his check-signing and related financial authority.

Conclusion of Investigation

         On February 17, 1998, the Board of Directors approved the replacement of Scheifley as the independent accountant chosen to audit the Company's financial statements and approved the appointment of Cherry, Bekaert as the Company's independent accountant for the 1997 fiscal year. The Company has previously disclosed the appointment to the Commission on a Current Report on Form 8-K dated February 17, 1998. Cherry, Bekaert is the largest regional CPA firm in the Southeast, with over 300 people in 23 offices. It is headquartered in Richmond, Virginia.

         By the end of February 1998, Cherry, Bekaert had concluded much of the investigation of management-related defalcations, and, by March 18, 1998, had completed most follow-up tasks in conjunction with the 1997 audit of the Company. Having performed investigatory procedures on relevant available records from August 1992 through January 1998, Cherry, Bekaert found diversion of funds in two areas - unauthorized advances and personal credit card charges paid by the Company. The following table presents the results of Cherry, Bekaert's investigation, net of all repayments through January 1998, by the named individuals, excluding accrued interest:

                                           Unauthorized       Personal Charges to
        Officer/Director                     Advances              Credit Card              Total
        Irvine R. Spurlock                 $ 73,075.86            $  8,176.03           $ 81,251.89

        H. Norman Spurlock, Jr.            $112,401.78            $154,779.37           $267,181.15

Advances and loans to Harold N. Spurlock, Sr. and Irvine Spurlock were also evaluated. Nothing was noted that required additional investigation. Cherry, Bekaert found no evidence that either Mr. Sumpter or Harold Spurlock or any corporate officer or director other than Norman Spurlock, Irvine Spurlock or Warren Beam was involved in any misuse of the Company's funds.

         The SLC Supplement reported that Cherry, Bekaert's investigation had revealed that the diversion of corporate funds was concealed by the falsification of records and collusion and that the discovery of such diversion by the Company's auditors and management would have been difficult. Further, the SLC Supplement reported that the unauthorized advances to Norman Spurlock were hidden by false workpapers prepared by Mr. Beam and furnished to Scheifley, as well as the collusion of Norman Spurlock and Mr. Beam. Pursuant to Cherry, Bekaert's investigation, these workpapers presented only those loans to officers that had been approved by the Board of Directors, together with a complex series of entries indicating that such loans were being repaid, when, in fact, they were not.

         According to the SLC Supplement, with respect to the personal charges on the Company's credit card, Norman Spurlock was the officer who approved travel and entertainment expenses for all employees. Cherry, Bekaert discovered that these charges were allocated to various expense accounts in different cost centers, at Norman Spurlock's direction, by Catharine Spurlock, who issued the checks for approved expenses. Cherry, Bekaert believes that Catharine Spurlock did not see the details of the credit card bills, which were allocated over many general ledger accounts. Mr. Beam was the individual ultimately responsible for posting these expenses. Based on Cherry, Bekaert's investigation, the Special Litigation Committee could not confirm whether or not Mr. Beam was aware of Norman Spurlock's credit card abuse, but it appeared that the combination of the amounts involved and the wide array of ledger accounts should have led to Mr. Beam's discovery of these abuses. According to the SLC Supplement, Mr. Beam colluded with Norman Spurlock in the diversion of corporate funds, but there was no indication that Mr. Beam personally received any such funds.

         Furthermore, the SLC Supplement concluded, based on Cherry, Bekaert's investigation, that Irvine Spurlock diverted corporate funds by having the Company purchase boat motors and charging the amounts to another capital item of the Company (forklifts). Catharine Spurlock issued two of the three checks involved, totaling $25,000. While the Special Litigation Committee found indications that she knew what the checks were for, as the payee was not a vendor of the Company, Cherry, Bekaert found no evidence of any further wrongdoing by Catharine Spurlock. Ms. Spurlock was relieved of any check writing and related financial authority, and is being reassigned from the Company's corporate offices to a non-financial administrative assistant position in Spurlock Adhesives' manufacturing plant, located in Waverly, Virginia. According to the SLC Supplement, the personal charges to the Company's credit card by Irvine Spurlock, amounting to approximately $8,200, were in numerous travel and entertainment accounts.

Restitution by Officers and Directors

         Upon disclosing on February 8, 1998 the unauthorized advances paid to him, Irvine Spurlock paid the Company $73,075.86 as restitution. By March 18, 1998, Irvine Spurlock had paid $28,867.83 as additional restitution for the $8,176.03 in personal charges to the Company's credit card, and interest at the Company's borrowing rate accrued on the unauthorized advances and personal charges. Irvine Spurlock also provided an additional $1,000 to help defray a portion of the estimated legal expenses incurred by the Company.

         The Special Litigation Committee was informed, however, that Norman Spurlock probably was financially incapable of making immediate full restitution. In a settlement between the Company and Norman Spurlock, dated April 8, 1998, Norman Spurlock agreed to restitution of $385,000, $10,000 of which has been repaid to Spurlock Adhesives. As a part of such settlement, Spurlock Family Partnership, which holds the shares of the Company's common stock owned by Harold, Irvine and Norman Spurlock, has delivered a promissory note for $375,000, approximately $50,000 of which represents legal and auditing costs associated with the investigation. Payments on the promissory note of interest only are due monthly, at 9% per annum, for three years with a balloon payment for the full amount at the end of the three years. The promissory note is secured by 2,325,000 unencumbered shares of common stock of the Company held by the Partnership and is personally guaranteed by Harold Spurlock. Norman Spurlock has also confessed judgment for $375,000 docketed in the Circuit Court of Sussex County, Virginia, which, under the terms of the settlement, will not be enforced or domesticated in other jurisdictions by Spurlock Adhesives so long as the promissory note is paid as agreed.

         In response to the events described above, the Audit Committee and the Company have taken immediate action to strengthen the Company's internal accounting controls. Immediately following the discovery of the diversion of corporate funds, the Company obtained the resignations of the two officers (Norman Spurlock and Warren Beam) and the two directors (Norman Spurlock and Irvine Spurlock) involved in such diversion. In addition, all expense reports, including both reimbursements for expenses and employee advances of salary, were submitted to Mr. Sumpter for approval. Furthermore, the Company has prepared and implemented formal procedures with respect to the review and approval of travel and related expense reimbursement requests. Specifically, all such requests are now forwarded to Lawrence C. Birkholz, the Company's Controller, for review and then to Mr. Sumpter for approval. In addition, no advances may be made to any officers of the Company without satisfactory business justification. Finally, the Company has changed and limited the signatories on its checking accounts.

Supplemental Report of Special Litigation Committee

         On April 13, 1998, the Special Litigation Committee filed with the District Court a supplement to the report that it had filed in October 1997. The SLC Supplement presented to the District Court the conclusions of the Special Litigation Committee as to whether or not maintenance of the shareholders' derivative suit is in the best interests of the Company in light of the events described above. First, the Committee stated that the SLC Supplement addressed only Claim Three of the plaintiffs' complaint, which generally alleged unauthorized loans to directors and officers. The Committee reiterated its conclusions and recommendations regarding all claims other than Claim Three stated in its original report, i.e., that pursuit of such claims would not be in the best interests of the shareholders of the Company.

         Second, the Special Litigation Committee concluded that pursuit of Claim Three was not in the best interests of the Company given that (i) the Company has received restitution from Irvine Spurlock and a legally binding restitution agreement from Norman Spurlock, (ii) the Company immediately implemented major changes in management, including the resignations of two officers (Norman Spurlock and Warren Beam) and two directors (Norman Spurlock and Irvine Spurlock) involved in the diversion of corporate funds, and (iii) the Company has implemented changes in internal controls to guard against future diversion of corporate funds. The Special Litigation Committee further identified certain risks to the Company if the shareholders' derivative suit were maintained. As a small company with limited resources, the Company is subject to a high level of scrutiny by, for example, prospective business partners and lenders and could experience loss of corporate opportunities. In addition to these risks identified by the Special Litigation Committee, management believes that continuation of the lawsuit would result in the Company's incurrence of additional legal and related expenses, which could adversely affect the profitability of the Company, and would provide distractions to management's day-to-day operations of the Company.

Restatement of Financial Statements

         As indicated above, certain of the Company's accounting records, and the records of its predecessor companies, had been falsified commencing as early as 1992. Accordingly, the Company's financial statements for the fiscal year ended December 31, 1996, as presented herein, have been restated to reflect the correction of these fraudulent acts. The restatement primarily involves the reclassification of expenses, with limited impact on previously reported earnings. As disclosed in the restatement, net income was previously reported to be $1,467,019, or $0.22 per share, for the year ended December 31, 1996, and is now restated to be $1,493,675, or $0.22 per share, for the year ended December 31, 1996. For additional information regarding the fraudulent accounting entries, reference is made to Note 2 of the Notes to Consolidated Financial Statements in Item 8 below and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7.

                                     PART II

Item 6.        Selected Financial Data

         The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

         The selected consolidated financial information presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1996, is derived from the consolidated financial statements of Spurlock Industries. The financial statements as of December 31, 1996, as restated, and for the five years ended December 31, 1996, have been audited by Winter, Schiefley & Associates, P.C., independent auditors.

                                                                                    Years Ended December 31,
                                                           -------------------------------------------------------------------------
                                                               1996         1995 (2)           1994            1993         1992(1)
                                                               ----         --------           ----            ----         -------
Income Statement Data:

Net Sales............................................     $28,643,415     $33,243,677    $ 30,512,704     $23,475,249     $9,032,153
Cost of sales........................................      21,129,265      26,092,053      26,269,016      20,268,532      8,031,692

Gross profit.........................................       7,514,150       7,151,624       4,243,688       3,206,717      1,000,461
Selling, general and administrative expenses.........       4,414,422       3,903,371       3,456,356       3,808,775      1,725,337
                                                            ---------       ---------       ---------       ---------      ---------
Income (Loss) from operations........................       3,099,728       3,248,253         787,332       (602,058)      (724,876)

Other income and expenses
Interest income......................................          83,376          12,007           2,513          12,849          3,649
Interest expense.....................................       (667,942)       (663,662)       (828,261)       (668,670)      (127,978)
                                                            ---------       ---------       ---------       ---------      ---------
Income (Loss) from continuing operations.............       2,515,162       2,596,598        (38,416)     (1,685,387)    (1,061,205)
Provision for income taxes...........................       1,021,487         115,600               -               -              -
                                                            ---------      ----------       ---------       ---------      ---------
Net Income (Loss)....................................       1,493,675       2,480,998        (38,416)     (1,685,387)    (1,061,205)
                                                            =========      ==========         =======     ===========    ===========
Net Income (Loss) per common share:
   From continuing operations........................           $0.22           $0.37         ($0.01)         ($0.42)        ($0.30)
                                                                -----      ----------        --------     -----------    -----------


                                                                                       Years Ended December 31,
                                                       -----------------------------------------------------------------------------
                                                              1996             1995           1994            1993          1992(1)
                                                              ----             ----           ----            ----          -------
Balance Sheet Data:
Current assets.......................................      $2,288,914      $3,099,414      $3,715,917      $1,748,663     $1,857,682
Current liabilities..................................       4,388,860       5,330,308       8,133,204       5,978,068      5,070,012
Total assets.........................................      12,270,407       9,342,968       9,996,870       8,305,184      8,190,056
Long-term debt.......................................       3,402,621         983,652       1,354,556       1,779,592        427,433
Stockholders' equity(3)..............................       4,292,783       2,919,108         509,110         547,524      2,082,911

Number of common shareholders........................             242             249             245             240            240

Weighted average number of common shares
   outstanding.......................................
                                                            6,711,733       6,717,667       4,266,066       3,999,566      3,519,369
Cash dividends declared .............................               0               0               0               0              0
Book value per share (4).............................           $0.64           $0.43           $0.08           $0.08          $0.34

(1) The 1992 increases in sales, assets and equity reflect the acquisition of Spurlock Adhesives on August 5, 1992.
(2) Assumes the conversion of 1,200,000 preferred shares into 2,400,000 common shares, which conversion was subsequently effected on January 5, 1996. Absent the pro forma addition of 2,400,000 common shares, the historical number of weighted average shares outstanding for the fiscal year ended December 31, 1995 was 4,317,667.
(3) For the four fiscal years ended December 31, 1995, stockholders equity included 1,200,000 shares of preferred stock, par value $2 per share, totaling $2,400,000.
(4) Assuming the conversion of 1,200,000 preferred shares into 2,400,000 common shares, which conversion was subsequently effected on January 5, 1996, the weighted average shares outstanding for the five years ending December 31, 1996 were: 6,711,733, 6,717,667, 6,626,066, 6,399,566 and 4,519,369.


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

Accounting Irregularities and Restatement of Financial Statements

         As described in "Reasons for Amendment" at the beginning of this Report and Note 2 of the Notes to Consolidated Financial Statements, in January 1998, the Company discovered that financial information regarding payments on a note receivable from H. Norman Spurlock, Jr., an executive officer and director of the Company, and the payment of travel and related expenses of H. Norman Spurlock, Jr. had been falsified to intentionally mislead management concerning their propriety. Subsequent to this discovery, another executive officer and director, Irvine R. Spurlock, admitted to the payment of personal expenses by the Company recorded as equipment and to personal use of the Company's credit card. As reported in the SLC Supplement, an independent investigation by the Special Litigation Committee confirmed that certain of the above acts had transpired through the collusion of another officer of the Company, Warren E. Beam. Accounting records of the Company, and its predecessor companies, were falsified commencing as early as 1992. Since learning of the fraudulent accounting entries, the Company has taken actions to achieve restitution of the diverted funds and to prevent a recurrence of these situations.

         The Company's financial statements for the fiscal year ended December 31, 1996 have been restated to reflect the correction of the fraudulent accounting entries. Prior to 1996, the fraudulent accounting entries were confined to reclassification within Selling and General Administrative Expenses. As a result, there was no material effect on the net income of the Company for those years. The personal expenses recorded as equipment were reclassified as a Note Receivable - Officer effective January 1996. This treatment resulted from the restitution made by Irvine Spurlock immediately upon disclosure. Income aggregating $11,172 resulting from accrued interest receivable on the Note Receivable - Officer and the reversal of depreciation expense for the personal expenses recorded originally as equipment was not deemed material. After restatement, the pretax effect of the total misappropriation of assets amounted to $26,656 in additional income resulting from accrued interest receivable on the Note Receivable-Officer and the reversal of depreciation expense for the personal expenses recorded originally as equipment.

         The information in the discussion that follows is presented after restatement of the financial statements.

General

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

         Overview. The Company's operating results have shown substantial improvement in the fiscal years ended December 31, 1996, 1995 and 1994. The Company achieved nearly break-even results in 1994, reported record profits of $2,480,998 in 1995 and reported profits of $1,493,675 in 1996. Management attributes this improvement to the refocusing of the Company on its core resin/adhesives business and the termination of non-profitable gas generation operations, the implementation of a cost reduction program in early 1994, increased control over raw materials prices and improved product margins. The lower net profit in 1996 is due mainly to the effect of income taxes, as loss carryforwards were substantially utilized in 1995.

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

         Freight Costs. A substantial portion of Spurlock Industries' products are priced on an "as delivered basis." For 1996, 1995, and 1994, freight costs relating to delivery of the Company's products comprised approximately 3.9%, 4.2%, and 4.5%, respectively, of net sales. Accordingly, the Company's operating performance is sensitive to movements in freight costs. In a June 1994 cost-reduction move, the Company discontinued the majority of its own trucking operations and began contracting with third parties for most of these services. As a result, combined savings of approximately $117,000 or 0.4% of sales were achieved in the salary and wages component of cost of goods sold and in insurance expenses in 1995. The further decrease of $276,028 in 1996 is attributable to changes in customer processes that decreased shipments, as well as one customer changing terms to freight collect.

         New Credit Facilities. In July 1996, in order to reduce interest costs and increase credit availability, the Company terminated a $3,500,000 line of credit with its primary working capital lender and obtained a $3,500,000 line of credit with a new lender. Such new credit facility is secured by accounts receivable and inventory, among other assets, and provides for credit availability based upon the level of accounts receivable and inventory. In conjunction with this new line of credit, the Company borrowed an additional $3,600,000 under a term loan to purchase the formerly leased formaldehyde plant, which term loan is secured by all assets.

         Purchase of Waverly Formaldehyde Plant. On December 19, 1991, Spurlock Adhesives entered into a Formaldehyde Plant Lease with D. B. Western, Inc. of Northbend, Oregon, whereby D. B. Western, Inc. agreed to construct a fully operational formaldehyde plant at Waverly, Virginia and lease the facility to Spurlock Adhesives for ten (10) years at $55,000 per month, commencing at such time as the plant became mechanically complete and ready for startup. The lease commenced in February, 1993. Because of a dispute relating to the operational performance of the plant, during the fourth quarter of 1993, the Company begin deferring certain payments on the plant lease. The amounts deferred through the fiscal years ended December 31, 1995 and 1994 were $510,070 and $480,000 respectively. Beginning in August 1994, the Company paid for plant usage at the rate of $15,000 per week, or approximately $5,000 per month more than the lease rate as part of an informal accommodation of such dispute.

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

         In the fourth quarter of 1996, the Company entered a contract of sale with Niagara Mohawk Power Company for the purchase of certain real property and facilities near Albany, New York, to construct thereon certain manufacturing facilities for the production of formaldehyde and resins. The total estimated cost of such proposed New York facility would approximate $8,300,000, including environmental remediation costs estimated by an outside consultant at approximately $860,000. Management believes that financing for the project, adequate in amount and on reasonable terms, can be obtained by the Company, via a conventional loan or funding from industrial revenue bonds.

         The Company is unable to predict at this time, when and if, the necessary permits for the New York project can be obtained. It has, and continues to, examine alternative sites for the proposed project.

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

         Selling, general and administrative expenses totaled $4,414,422 or 15.41% of net sales in 1996 as compared to $3,903,371 or 11.74% of sales in 1995. The dollar increase in this category in 1996 resulted from salary and wage increases to middle management and increased professional fees associated with the merger that took place July 26, 1996. The lower volume of net sales significantly contributed to the increase as a percentage of net sales.

         Interest expense in 1996, although increasing as a percentage of net sales to 2.33% from 2.00% in 1995, increased only .6% in absolute terms to $667,942 from $663,662 in 1995. This increase resulted from the term loan borrowing for the purchase of the leased formaldehyde plant and lower interest rates on the line of credit.

         Pretax earnings in 1996 of $2,515,162 substantially mirrored the $2,596,598 reported in 1995, despite lower sales. This was due to an improvement in the pretax margin, which was 8.7% in 1996 versus 7.8% in 1995.

         The provision for income taxes totaled $1,021,487 for 1996 as compared to $115,600 for 1995. The provision for income tax in 1996 consisted of $149,415 in state income tax and $846,091 in federal income tax, as compared to $104,000 and $11,400, respectively, for 1995. The 1995 figures are net of loss carryforwards aggregating $801,532. Absent such carryforwards in 1996, net earnings after taxes for 1996 of $1,493,675 or $.22 per share of common stock (on a fully diluted basis) declined from $2,480,998 or $.37 per share in 1995.

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

         Selling, general and administrative expenses for 1995 were $3,903,371 or 11.74% of net sales, compared to $3,456,356 or 11.33% of net sales for the same period in 1994. The increase in operating expenses resulted primarily from an increase of $536,568 or 35.1% in human resources expense, owing largely to increases in salaries for key executive and middle management personnel. The salaries of such personnel had been frozen for the previous three years. (In late January and early February 1998, however, the Company discovered that two of its officers and directors had diverted corporate funds for personal use and that, according to the Special Litigation Committee, a third officer had colluded in certain of such diversions. For further information with respect to these defalcations, see "Reasons for Amendment" above.)

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

         Fiscal 1996 Compared to 1995. In 1996, Spurlock Industries reported a cash flow from net income and depreciation and amortization of $2,244,732 compared to the $3,181,238 reported in 1995. This cash flow, supplemented by reductions in receivables and inventory of $420,306 and $54,133, respectively, permitted the Company to reduce accounts payable by $380,584, fund fixed asset additions of $1,184,369 and reduce notes and loans by $1,351,511. Working capital increased $130,948 or approximately 5.9% to ($2,099,946) from ($2,230,894) in 1995.

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

         In addition to borrowings under its revolving credit facility, the Company had outstanding at year end 1996 debt totaling $4,431,711, including current maturities of $1,029,090. Such debt extends through 2004, with current maturities thereof dropping to $996,087 in 1998 and significantly thereafter. In 1995, debt totaled $1,977,242 with current maturities of $993,590. The increase in total debt is attributable to the new borrowings to purchase the formerly leased formaldehyde plant. The new long term facility described above initially totaled $3,639,000, with $3,436,832 outstanding at year end.

         The 1996 net earnings strengthened the Company's capital position, as its retained earnings deficit was reduced by $1,493,675 from year end 1995, and total equity increased 47.1% to $4,292,783 from $2,919,108 at year end 1995. Because the equity increase outpaced the increase in total liabilities, the ratio of total liabilities to total net worth, a measure of leverage, improved to 1.87 at year end 1996 from 2.2 at year end 1995.

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

         The Company is unable to predict at this time, when and if, the necessary permits for the New York project can be obtained. It has, and continues to, examine alternative sites for the proposed project.

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

         Deferred rent increased to $510,070 from $480,000 at year end 1994, and related to the lease for a formaldehyde plant located in Waverly, Virginia from D.B. Western, which lease was then in dispute. Such dispute was settled and the plant was purchased by the Company in July 1996. See "General - Purchase of Waverly Formaldehyde Plant" above. Lease payments of $15,000 a week - which approximated $5,000 per month more than the required monthly rental of $55,000 -would have served to repay most of such deferred rent by the expiration of the lease in February 2003. Such additional rental payments paid during 1995 would have actually reduced deferred rent from the 1994 level to $360,000 but for the addition to deferred rent of $120,000 relating to an account payable to D.B. Western, Inc. for catalyst relating to the operation of the leased facility.

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


                                    /s/ Winter, Scheifley & Associates, P.C.
                                          Certified Public Accountants


Englewood, Colorado
January 17, 1997


March 13, 1998
with respect to Note 2

                            Spurlock Industries, Inc.
                      (Formerly Air Resources Corporation)
                           Consolidated Balance Sheets
                        As of December 31, 1996 and 1995

Assets
                                                              1996                       1995
Current Assets:
Cash and cash equivalents                               $     106,072                $    250,751
Trading securities                                                  -                     200,000
Accounts receivable - trade                                 1,446,930                   1,813,775
Other accounts receivable                                       8,718                      62,179
Accounts and notes receivable
   -   officers current portion                                38,595                      40,520
Inventories                                                   541,632                     595,765
Prepaid income taxes                                           72,477                           -
Deferred tax asset                                                  -                      98,300
Prepaid expenses                                               74,490                      38,124
                                                        -------------                ------------
Total current assets                                        2,288,914                   3,099,414

Property, plant and equipment, net of
accumulated depreciation of $4,305,767 and
$3,559,436                                                  9,378,290                   5,639,810

Other Assets:
Accounts and notes receivable
         -  officers                                          193,467                     191,194
Investments                                                   150,000                     150,000
Other                                                         259,736                     262,550
                                                        -------------                ------------
                                                              603,203                     603,744
                                                        -------------                ------------
Total assets                                            $  12,270,407                $  9,342,968
                                                        =============                ============

    The accompanying notes are an integral part of the financial statements.

                            Spurlock Industries, Inc.
                      (Formerly Air Resources Corporation)
                           Consolidated Balance Sheets
                        As of December 31, 1996 and 1995
                                   (Continued)

Liabilities and Stockholders' Equity
                                                        1996                       1995
Current Liabilities:
Notes payable - line of credit                        $ 1,420,801               $ 1,329,096
Notes payable - other                                         -                      82,447
Current portion of long-term debt                       1,029,090                   993,590
Accounts payable - trade                                1,678,442                 2,069,561
Accrued expenses                                          260,527                   249,922
Amounts due stockholders and
 and related parties                                            -                    95,622
Deferred rent                                                   -                   510,070
                                                   --------------            --------------
Total current liabilities                               4,388,860                 5,330,308

Long-term debt                                          3,402,621                   983,652
Deferred tax liability                                    143,476                   109,900
Post retirement benefit liability                          42,667                         -
                                                   --------------            --------------

Commitments and contingencies                           7,977,624                 6,423,860

Stockholders' Equity:
Preferred stock, convertible,
  $2 par value, 5,000,000 shares
  authorized, 1,200,000 shares
  issued and outstanding                                        -                 2,400,000
Common stock, no par value
  500,000,000 shares authorized
  6,573,639, and 4,325,066
  shares issued and outstanding                         4,808,814                 2,528,814
Accumulated deficit                                     (516,031)               (2,009,706)
                                                   --------------            --------------
                                                        4,292,783                 2,919,108
                                                   --------------            --------------
Total liabilities and
  stockholders' equity                             $   12,270,407            $    9,342,968
                                                   ==============            ==============

                            Spurlock Industries, Inc.
                      (Formerly Air Resources Corporation)
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1996, 1995 and 1994

                                                           1996                  1995                 1994
Revenues:
Net sales                                                $28,643,415          $33,243,677          $30,512,704
Cost of sales                                             21,129,265           26,092,053           26,269,016
                                                         -----------          -----------          -----------
                                                           7,514,150            7,151,624            4,243,688
Selling, general and
  administrative expenses                                  4,414,422            3,903,371            3,456,356
                                                         -----------          -----------          -----------
                                                           3,099,728            3,248,253              787,332
Other income and (expense):
Other income                                                  83,376               12,007                2,513
Interest expense                                           (667,942)            (663,662)            (828,261)
                                                         -----------          -----------          -----------
                                                           (584,566)            (651,655)            (825,748)

Net income before income taxes                             2,515,162            2,596,598             (38,416)
Provision for income taxes                                 1,021,487              115,600                    -
                                                         -----------          -----------          -----------
Net income (loss)                                        $ 1,493,675           $2,480,998          $  (38,416)
                                                         ===========          ===========          ===========

Earnings per share                                             $0.22                $0.37              $(0.01)
                                                         ===========          ===========          ===========

Weighted average shares outstanding                        6,711,733            6,717,666            4,226,066
                                                         ===========          ===========          ===========

    The accompanying notes are an integral part of the financial statements.

                            Spurlock Industries, Inc.
                      (Formerly Air Resources Corporation)
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                    1996               1995              1994
Operating activities:
Net income (loss)                                               $ 1,493,675        $ 2,480,998        $  (38,416)
Adjustments to reconcile net income
  (loss) to net cash:
Depreciation and amortization                                       751,057            700,240            560,599
Issuance of common stock for services                                     -              5,000                  -
Write off of intangible assets                                            -                  -             23,372
Abandonment of fixed assets                                               -                  -              9,958
(Increase) decrease in receivables                                  420,306            473,202          (371,281)
(Increase) decrease in trading securities                           200,000          (200,000)                  -
(Increase) decrease in inventory                                     54,133            566,152          (320,578)
(Increase) decrease in prepaid expenses                           (108,843)              6,001              1,695
(Increase) in other assets                                            2,814           (79,381)           (15,181)
Increase in deferred taxes                                          131,946             11,600                  -
Increase (decrease) in accounts payable
  and accrued expenses                                            (380,584)        (2,187,581)            775,959
Increase in post retirement benefit liability                        42,667

                                                                -----------        -----------        -----------
Total adjustments                                                 1,113,496          (704,767)            664,543
                                                                -----------        -----------        -----------
Net cash provided by (used in)
 operating activities                                             2,607,171          1,848,306            626,127

Investing activities:
Purchase of fixed assets                                        (1,184,369)          (352,694)          (316,265)
Advances to officers                                               (30,348)          (136,733)                  -
Repayment of officer advances                                       30,000
                                                                -----------        -----------        -----------
Net cash provided by (used in)
 investing activities                                           (1,184,717)          (489,427)          (316,265)

Financing activities:
Acquisition of common shares                                      (120,000)            (1,000)                  -
Proceeds of new borrowings                                                -                  -             60,665
Repayment of related party loans                                   (95,622)           (99,728)                  -
Repayment of notes and loans                                    (1,351,511)        (1,012,309)          (318,261)
                                                                -----------        -----------        -----------
Net cash provided by (used in)
 financing activities                                           (1,567,133)        (1,113,037)          (257,596)

Net increase in cash and cash equivalents                         (144,679)            173,767             52,266
Beginning cash                                                      250,751             76,984             24,718
                                                                -----------        -----------        -----------
Ending cash                                                     $   106,072        $   250,751        $    76,984
                                                                ===========        ===========        ===========

                            Spurlock Industries, Inc.
                      (Formerly Air Resources Corporation)
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994
                                   (Continued)

                                                                       1996                1995               1994

Supplemental cash flow information:
Cash paid for:  Interest                                          $   667,942            $605,825            $391,054
                Income taxes                                          658,577             104,000                   -

Non-cash financing and investing activities:
Acquisition of equipment with notes payable                         3,305,168              50,818                   -
Conversion of accounts payables to note                                                   839,500                   -



The accompanying notes are an integral part of the financial statements.

                            Spurlock Industries, Inc.
                      (Formerly Air Resources Corporation)
                 Consolidated Statement of Stockholders' Equity
              For the Years Ended December 31, 1996, 1995 and 1994

                                 Common Shares                    Preferred                      Accumulated
                                                    Amount         Shares          Amount           Deficit

Balance December 31, 1993           4,226,066     $ 2,599,814      1,200,000     $ 2,400,000     $(4,452,288)

Net loss for the year                      -               -              -                -         (38,416)
                                 ------------     -----------    -----------     -----------     ------------
Balance December 31, 1994           4,226,066       2,599,814      1,200,000       2,400,000      (4,490,704)

Issuance of common shares for
   services                           100,000           5,000              -               -                -

Share repurchase agreement            (1,000)        (76,000)              -               -                -
Net income for the year                     -               -              -               -        2,480,998
                                 ------------    ------------    -----------     -----------     ------------
 Balance December 31, 1995          4,325,066       2,528,814      1,200,000       2,400,000      (2,009,706)

Conversion of preferred shares      2,400,000       2,400,000    (1,200,000)     (2,400,000)                -
Acquisition and cancellation of
   shares                           (151,427)       (120,000)              -               -                -

Net income for the year                     -               -              -               -        1,493,675
                                 ------------    ------------    -----------    ------------     ------------
 Balance December 31, 1996          6,573,639       4,808,814              -               -        (516,031)
                                 ============    ============    ===========    ============     ============

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

Note 2. Misappropriation of Assets and Restatement of Financial Statements

In January, 1998, the Company discovered that financial information regarding payments on a note receivable from an executive officer and director of the Company and the payment of travel and related expenses of this individual had been falsified to intentionally mislead management concerning their propriety. Subsequent to this discovery, another executive officer and director admitted that expenses recorded as equipment and other expenses charged on the Company credit card were personal in nature. An independent investigation confirmed that these acts were conducted through apparent collusion with another officer of the Company. Accounting records of the Company, and its predecessor companies, were falsified commencing as early as 1992. After restatement, the pretax effect of the overstatement of selling, general and administrative expenses related to the misappropriation amounted to $15,484, and the understatement of interest income of $11,182, all of which is deemed immaterial. Since learning of the misappropriation, the Company has taken actions intended to prevent a recurrence of this situation

The Company's fiscal 1996 financial statements have been restated to reflect the correction of the misappropriations. The effect of the restatement of fiscal 1996 results of operations is as follows:

                                                     For the year ended December 31, 1996

                                                         Previously
                                                          Reported           Restated
Net Sales                                                $28,643,415       $28,643,415
COGS                                                      21,129,265        21,129,265
Gross Profit                                               7,514,150         7,514,150
SG&A Expenses                                              4,429,906         4,414,422
Income from Operations                                     3,084,244         3,099,728
Other Income                                                  72,204            72,204
Other Expenses                                             (667,942)         (667,942)
Net Income before Tax Provision                            2,488,506         2,515,162
Tax Provision                                              1,021,487         1,021,487
Net Income                                                 1,467,019         1,493,675
Net Income Per Share                                            0.22              0.22

The effect of the restatement on the December 31, 1996 Consolidated Balance Sheet resulted in a decrease of $73,075 in Fixed Assets, with a corresponding increase to Notes Receivable, and an increase of $26,656 in Retained Earnings compared to December 31, 1996 amounts previously reported.

Note 3. Accounts Receivable

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

Note 4. Investments

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

Note 5. Property and Equipment.

Property and equipment consist of the following:

                                                               1996                        1995
Land                                                             $69,233                   $69,233
Buildings                                                        547,041                   543,601
Machinery and equipment                                       12,326,040                 8,242,573
Construction in progress                                         305,913                   107,133
Vehicles                                                         285,189                   132,437
Furniture and fixtures                                           150,640                   104,269
                                                         ---------------           ---------------
                                                              13,684,056                 9,199,246
Accumulated depreciation and  amortization                     4,305,767                 3,559,436
                                                         ---------------           ---------------
                                                             $ 9,358,289               $ 5,639,810
                                                         ===============           ===============

Depreciation charged to operations was $751,057, $700,240, and $560,599 for the years ended December 31, 1996, 1995 and 1994, respectively.

Substantially all of the Company's fixed assets secure debt described in Note 8.

The Company owns vacant land adjacent to its Waverly VA facility which is suitable for plant expansion. The cost of the land $150,000 is included in other investments in the accompanying balance sheet.

Note 6. Accounts and Notes Receivable - Officers

Accounts and notes  receivable  officers  consisted of the following at December
31,

                                                    1996               1995


Notes receivables, at various rates                $232,062            $231,714
Less: current portion                                38,595              40,520
                                                -----------         -----------
                                                   $193,467            $191,194
                                                ===========         ===========

Note 7. Notes Payable.

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

Notes payable - other at December 31, 1995 consists of following:

Promissory notes, with interest at 12% per annum, originally due in March, 1993 with a balance due of $82,447 at December 31, 1995, repaid in 1996.

Note 8. Long-term Debt

Long-term debt consists of the following at December 31,

                                                                    1996                   1995
Note payable bank, payable in monthly
 installments of $8,621 plus interest
 at 10%, repaid in July 1996                                             -               $ 206,897

Note payable bank, payable in monthly
 installments of $8,924 with interest
 at 8%, repaid in June 1996                                              -                  77,362

Note payable to a bank payable $50,542
 monthly including interest at prime + .5%
 or LIBOR rate + 2.75% (8.25% at December
 31, 1996) secured by plant and equipment
 due July, 2002                                                  3,436,832                 509,138

Note payable to a bank with interest at
 12% payable $1,832 monthly secured by
 real property due in August, 2004                                 109,295                 117,583

Note payable vendor, payable in monthly
 installments of $23,320 with interest at
 Prime + 1.5% (10% at December 31,
 1995) due March, 1998                                             349,780                 629,620



Note payable supplier, payable in
 monthly installments of $12,861, with
 interest at 8%, repaid in June 1996                                     -                 379,831

Note payable supplier, payable in
 monthly installments of $14,814, with
 interest at 8.25%, through August 1999                            400,504                       -

Various notes payable, payable in monthly
 installments of $4,634 with interest
 from 8% to 10% due December 1997 to
 November 1999 secured by personal property                        135,300                  56,811
                                                             -------------           -------------
                                                                 4,431,711               1,977,242
Less: current portion                                            1,029,090                 993,590
                                                             -------------           -------------
                                                             $   3,402,621                $983,652
                                                             =============           =============

Maturities of long-term debt are as follows:

                  December 31, 1997                  $1,029,090
                  December 31, 1998                  $  966,087
                  December 31, 1999                  $  740,822
                  December 31, 2000                  $  619,942
                  December 31, 2001                  $  621,647
                  Thereafter                         $  454,123

Note 9. Related Party Transactions.

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

During September, 1994 a shareholder of the Company entered into an agreement to repurchase the 533,333 shares described above for $250,000 payable in quarterly payments through September, 1995. During January, 1996 this shareholder converted these shares and the 666,667 shares of preferred stock which he previously owned into common stock (see Note 13).

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

On February 9, 1998, the Company was informed by an executive officer and director of the Company of his unauthorized uses of Company funds. There were personal expenses in the amount of $8,176 that were charged on the Company's credit card, and falsely recorded in various general ledger expense accounts. There were also personal equipment purchases with Company checks, which were recorded on the fixed asset listing for $73,075. These amounts have been reclassified to Notes Receivable - Officer, and interest has been accrued using the Company's cost of funds through December 31, 1996. The balance reported on the fiscal 1996 financial statements is $92,423.

Note 10. Description of Leasing Arrangements

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

Note 11. Income Taxes

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

Deferred tax assets and liabilities at December 31, 1996 and 1995 resulted from the following:


                                                    1996               1995


Deferred Tax Assets:
     Net operating loss                            $      -        $     98,300
     Postretirement benefit liability                14,507                   -
Deferred Tax Liabilities:
     Accelerated depreciation                       157,983             109,900


The provision for income taxes at December 31, 1996 and 1995 consists of the following:

                                                   1996                1995

     Current                                   $    987,910        $     81,600
     Deferred                                        26,323              34,000
                                               ------------        ------------
                                               $  1,021,487        $    115,600

A reconciliation of the federal taxes at statutory rates to the tax provision for the year ended December 31, 1996 and 1995 is as follows:

                                                   1996               1995

     Federal statutory rate                    $    846,091        $    882,843
     State income taxes                             149,415             104,000
     Utilization of loss carryforward              (13,912)           (801,532)
     Surtax exemption                                -                 (11,750)
     Book/tax depreciation difference              (48,083)            (34,000)
     Post retirement benefits                        14,507                   -
     Other                                           73,469            (23,961)
                                               ------------        ------------
     Provision for income taxes                $  1,021,487        $    115,600

The Company did not record income tax expense for the year ended December 31, 1994 due to the loss incurred in that year. The Company has fully utilized its net operating loss carryforward in the current year.

Note 12. Stockholders' Equity

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

During 1995 the Company adopted a stock option plan for the benefit of certain employees, officers and directors. The number of restricted common shares reserved under the plan is 500,000. The option price on the grant date shall not be less than the fair market value on such date provided that an owner of more than 10% of the common stock shall not have an option granted at a price less than 110% of the fair market value on the date of the grant. During 1995 the Company issued 210,000 options exercisable at $.50 per share under the plan which expire 50,000 in 1998, 50,000 in 2000 and 110,000 in 2005. During June
1996, the Company granted additional options under the plan for 75,000 shares exercisable at $.55 for a ten year period.


Following is a summary of the transactions in the plan:

                                                                      Weighted
                                                    Shares         Average Price
         Balance December 31, 1994
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

During January,  1996 the holder of the 1,200,000  preferred shares described in
Note 9 converted these shares into 2,400,000 shares of common stock. In connection with the recapitalization described in Note 1, the Company agreed to reacquire 80,000 shares of the Air Resources Corp. common stock from a dissenting shareholder for $120,000 in cash. Also during 1996, the Company acquired 71,427 shares of common stock of Air Resources from a former officer as described in Note 14.

Note 13. Sales to Major Customers and Concentration of Credit Risk

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

Note 14. Commitments and Contingencies

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

During 1993, the Company was made aware of a claim by two former directors requesting that the Company repurchase 381,000 shares of its common stock from said directors pursuant to a reorganization agreement entered into during 1992. Subsequently, one of these former directors sold his holdings of 233,000 common shares. The purchase agreement set the repurchase price at $2.81 per share or an aggregate of $418,280 after considering the above described disposition of shares by the former director. The Company settled these claims by paying these individuals $84,690 in cash in 1995 and by repurchasing 71,427 common shares from one of the individuals for $75,000 in 1996. The Company had accrued the potential maximum liability of $75,000 at December 31, 1995. In addition, the Company repurchased and retired 1,000 shares of common stock from this individual for $1,000.

Note 15. Pension Plan

The Company has a 401(k) retirement plan for the benefit of eligible employees. Contributions are funded by the Company and established by the Board of directors annually. Contributions for 1996, 1995 and 1994 were $132,476, $113,114 and $128,376, respectively.

                                    PART III

Item 11.        Executive Compensation

         Executive Compensation. The following table summarizes the compensation paid or accrued to the Chief Executive Officer of the Company and its other most highly paid executive officers (the "Named Executive Officers") for the last fiscal year in all capacities in which they served the Company.

                           Summary Compensation Table

                                                                                                         Long Term
                                                                                                       Compensation
                                                           Annual Compensation                             Award
                                                           -------------------                             -----
                                                                                                         Securities
              Name and                                                            Other Annual           Underlying
         Principal Position              Year        Salary         Bonus         Compensation            Options
         ------------------              ----        ------         -----         ------------            -------

Irvine R. Spurlock, Chairman of the      1996       $179,880         --                (1)                   --
Board, President and Chief               1995       $186,725     $ 9,060(2)            (1)               50,000(3)
Executive Officer

Harold N. Spurlock, Vice President       1996       $170,130       50,000              (1)                   --
of Spurlock Adhesives                    1995       $194,500         --                (1)                   --


Phillip S. Sumpter, Executive Vice       1996       $141,942         --                (1)               50,000(3)
President and Chief Financial            1995          --            --                --                    --
Officer(4)

H. Norman Spurlock, Jr.                  1996       $178,835         --                (1)                   --
Executive Vice President and             1995       $181,966       9,060(2)            (1)               50,000(3)
Secretary

------------------

(1) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus shown in the table.
(2) Award of 50,000 shares of Air Resources' common stock, the per share fair market value of which was $.1812 based on the average of the average bid and asked prices on the National Daily Quotation Sheets on the date of award.
(3) Represents shares of Air Resources' common stock. As of July 26, 1996, these options were automatically converted to options to purchase shares of Common Stock.
(4) Represents compensation for Mr. Sumpter's employment with the Company beginning April 1, 1996.

         The executive officers of the Company participate in other benefit plans provided to all full-time employees of the Company who meet eligibility requirements, including group life insurance, hospitalization and major medical insurance.

         (Unauthorized Advances to Former Officers and Director. In early January and early February 1998, the Company discovered that two of its officers and directors, Irvine R. Spurlock and H. Norman Spurlock, Jr., had diverted corporate funds for personal use and that, according to the Company's Special Litigation Committee, a third officer, Warren E. Beam, had colluded in the diversions by Norman Spurlock. For further information on the diversions of corporate funds and the subsequent resignations of these officers and directors, see "Reasons for Amendment" above.)

         Option Grants, Exercises and Holdings. The following table sets forth information with respect to the grant of options made in 1996 to executive officers of the Company named in the Summary Compensation Table.

                     Stock Option Grants in Last Fiscal Year

                                Individual Grants
                                -----------------                                        Potential Realizable
                                                                                            Value at Assumed
                                            Percent of                                      Annual Rates of
                             Number of        Total                                           Stock Price
                             Securities      Options         Exercise                       Appreciation for
                             Underlying     Granted to        or Base                         Option Term
                              Options        Employees       Price Per     Expiration         -----------
Name                          Granted        in 1996           Share          Date            5%       10%
----                          -------        -------         ---------        ----            --       ---



Phillip S. Sumpter             50,000           66%            $.55       July 11, 2006       $0       $0


         No options were exercised by any of the Named Executive Officers of the Company during the fiscal year ended December 31, 1996. The following table sets forth information with respect to unexercised options held by them as of the end of the fiscal year:

                                              Fiscal Year End Options

                                              Number of Securities
                                             Underlying Unexercised                   Value of Unexercised
                                                   Options at                         In-the-Money Options
                                                 Fiscal Year End                     at Fiscal Year End (1)
                                                 ---------------                     ----------------------

Name                                     Exercisable       Unexercisable        Exercisable        Unexercisable
----                                     -----------       -------------        -----------        -------------

Irvine R. Spurlock                         50,000                _                   $0                  _
Phillip S. Sumpter                         50,000                _                   $0                  _
H. Norman Spurlock, Jr.                    50,000                _                   $0                  _

------------
(1) The value of unexercised in-the-money options at fiscal year end was calculated by determining the difference between the fair market value of the Company's Common Stock underlying the options on December 31, 1996 per share and the exercise price of the options ($0.50 for Messrs. Spurlock and Spurlock and $0.55 for Mr. Sumpter).

         Employment Agreements. Pursuant to an Agreement and Plan of Reorganization dated April 22, 1992 (the "Spurlock Adhesives Agreement"), Air Resources, among other things, acquired all of the capital stock of Spurlock Adhesives from Harold Spurlock. The Spurlock Adhesives Agreement required Air Resources to purchase all of Harold Spurlock's shares of Air Resources' common stock at his request upon the termination of his employment by Air Resources. The per share purchase price set by the Spurlock Adhesives Agreement was the highest market bid price at which such shares have traded in the preceding twelve months. The Spurlock Adhesives Agreement also provided for Air Resources to purchase all of Harold Spurlock's shares of Air Resources' common stock upon his death at the request of his heirs upon mutually agreeable terms. These provisions of the Spurlock Adhesives Agreement relating to Air Resources' obligations to purchase Harold Spurlock's shares were terminated by mutual agreement effective April 15, 1996, without compensation to Harold Spurlock.

         On August 21, 1996, Harold Spurlock and the Company entered into a certain Employment and Retirement Benefit Agreement (the "Employment Agreement") which provides, among other things, for Harold Spurlock's employment and certain retirement benefits. Pursuant to the Employment Agreement, Harold Spurlock has agreed to serve as vice president for product development, and as a member of the Company's Board of Directors, until August 31, 1999.

         For his services, Harold Spurlock will receive under the Employment Agreement a base salary of $180,000 per year, reimbursement of expenses in accordance with the general policies of Spurlock Adhesives, and such additional or special compensation as the Board of Directors of Spurlock Adhesives may determine from time to time. Harold Spurlock will not receive any additional compensation for service on the Company's Board of Directors.

         The Employment Agreement provides that Harold Spurlock's employment with Spurlock Adhesives will be terminated by reason of his death or permanent disability, by Harold Spurlock upon 30 days notice in writing, or by Spurlock Adhesives with cause. "Cause" is deemed to exist under the Employment Agreement if Harold Spurlock (i) willfully refuses to perform services thereunder, (ii) materially breaches the provisions thereof relating to trade secrets, and confidential information, retention of documents, and noncompetition, (iii) engages in acts of dishonesty or fraud, or (iv) engages in other serious misconduct. If Harold Spurlock's employment with Spurlock Adhesives terminates for cause, or due to death, permanent disability or voluntary termination, any portion of his fixed salary, which is earned but unpaid as of the date of such termination shall be paid to him, or his designated beneficiary in the event of death.

         The Employment Agreement provides for a retirement benefit equal to $100,000 per year to be received by Harold Spurlock upon his retirement from employment at or after August 31, 1999, or permanent disability prior to such date, for a period of five years. In the event of Harold Spurlock's death prior to or after such date, Harold Spurlock's wife would receive such benefit during such five year period. Any benefit payable to Harold Spurlock's wife would cease upon her death. Neither Harold Spurlock nor his wife would be entitled to any retirement or death benefit under the Employment Agreement in the event that he voluntarily terminated his employment with Spurlock Adhesives prior to August 31, 1999 without "good reason." Under the Employment Agreement, "good reason" is deemed to exist if, and only if:

         (a) Spurlock Adhesives generally fails to timely pay the amounts and benefits provided to Harold Spurlock under the Employment Agreement;

         (b)     the  assignment  to  Harold   Spurlock  of  duties   materially
inconsistent with and inferior to Harold Spurlock's position, duties and responsibilities and status as a vice president; or

         (c) the transfer of Harold Spurlock's place of employment further than 30 miles beyond the limits of Petersburg, Virginia without his prior consent.

         The Employment Agreement requires Harold Spurlock to keep in confidence certain trade secrets and confidential information of Spurlock Adhesives during the term of his employment and for a period of five years thereafter. Harold Spurlock has further agreed not to remove or retain any documents of Spurlock Adhesives. Also, for so long as Harold Spurlock is employed by Spurlock Adhesives and as long as he is receiving retirement benefits, he has agreed not to compete with Spurlock Adhesives. In connection therewith, Harold Spurlock has also agreed in the Employment Agreement not to solicit employees of Spurlock Adhesives for a period of 12 months following termination of his employment for any reason.

         In addition, the Company, Air Resources and Spurlock Adhesives and Mr. Sumpter have entered into an employment agreement that provides for his employment as Executive Vice President. The term of the agreement commenced on March 11, 1996 and will end on March 31, 1998. Under the agreement, Mr. Sumpter is entitled to receive annual base compensation of $180,000 and is eligible for additional compensation in the form of bonuses. Mr. Sumpter may terminate his employment at any time by giving 30 days' written notice of such termination.

         Bonus. On June 11, 1996, the Board of Directors of Spurlock Adhesives resolved to pay a bonus to Harold Spurlock in the amount of $150,000 to reward his past performance to Spurlock Adhesives, including its favorable operating performance in 1995 and year-to-date 1996. Such bonus was to be paid upon the effectiveness of a new employment contract (described above), September 1, 1996. Subsequently, Spurlock Adhesives and Harold Spurlock agreed, in order to assist the Company in managing its liquidity position, that such bonus be paid over the next three years at $50,000 per year. The 1996 payment was made in December 1996, as reflected in the Summary Compensation Table above. The 1997 payment is being paid to Harold Spurlock periodically as an addition to his salary under the Employment Agreement described above.

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

         Report  of the  Board  of  Directors  on  Executive  Compensation.  The
Company's compensation policies applicable to its executive officers are administered by the Board of Directors, two of whom are non-employee directors. The goal of the policies is to attract, motivate, reward and retain the management talent required to achieve the Company's business objectives, at compensation levels which are fair and equitable and competitive with those of comparable companies. This goal is furthered by the Board of Directors' policy of linking compensation to individual and corporate performance and by encouraging significant stock ownership by management in order to align the financial interests of management with those of the shareholders.

         The three main components of executive compensation are base salary, annual cash or stock bonus awards, and equity participation in the form of stock options under the Company's 1995 Stock Incentive Plan. Each year the Board of Directors reviews the total compensation package of each executive officer to ensure that it meets the above described goal. As part of this review, the Board of Directors considers corporate performance information, compensation survey data and the recommendations of management.

         Base Salary. Base salaries for executive officers are reviewed annually to determine whether adjustments may be necessary. Factors considered by the Board of Directors in determining base salaries for executive officers include personal performance of the executive officer in light of individual levels of responsibility, the overall performance and profitability of the Company during the preceding year, economic trends that may be affecting the Company, and the competitiveness of the executive officer's salary with the salaries of executive officers in comparable positions at companies of comparable size or operational characteristics.

         Irvine R. Spurlock became the President and Chairman of the Board of Directors of the Company in 1996. Irvine Spurlock's base salary for the fiscal year ended December 31, 1996 was $179,880. The salary was set following a thorough review and evaluation by the Board of Directors of Irvine Spurlock's personal performance in light of his management responsibilities, the level of profitability of the Company during the fiscal year ended December 31, 1996, and the competitiveness of Irvine Spurlock's salary to those of other chief executive officers in comparable companies.

         Bonus Awards. The Company from time to time will award to its executive officers bonuses in the form of cash and/or shares of Common Stock. The determination of such bonus awards is made by the Board of Directors and is generally based on the same factors used to determine base salary, as described above. Particular attention is given to those executive officers who contribute in a substantial degree to the success of the Company.

         1995 Stock Incentive Plan. The incentive plan provides for administration by a committee, which shall include at least two outside directors, or, if no committee is designated by the Board of Directors, by the Board of Directors. As of December 31, 1996, no committee has been designated by the Board of Directors to administer the plan.

         The shareholder-approved incentive plan is designed to provide current and deferred incentive compensation to officers, directors and key employees of the Company who contribute in a substantial degree to the success of the Company. The incentive plan affords these selected individuals a means of participating in, and an incentive to contribute further to, such success. Grants are made to executive officers based on salary, responsibility and performance of the individual officer, director or employee.

         The exercise price per share for options granted under the incentive plan is determined by the Board of Directors on the date of grant. Under certain circumstances, the exercise price shall not be less than the fair market value of Common Stock on the date of grant. Accordingly, if there is no appreciation in the market price for Common Stock, the options are valueless. The term of any option granted under the incentive plan is fixed by the Board of Directors on the date of grant.

         Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, applicable for 1995 and thereafter, generally disallows a tax deduction to public companies for compensation over $1 million paid in any year (not including amounts deferred) to a company's chief executive officer and to the four other most highly compensated officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company believes that all compensation paid in 1995 to such officers is deductible under Section 162(m) because such compensation is less than the threshold amount and is structured in a manner believed to qualify as performance-based compensation not subject to the deduction limit.

                                              Board of Directors

                                              Irvine R. Spurlock, Chairman
                                              Harold N. Spurlock
                                              H. Norman Spurlock, Jr.
                                              Phillip S. Sumpter
                                              Raymond G. Tuttle
                                              Glen S. Whitwer

         Compensation Committee Interlocks and Insider Participation. The Board of Directors does not have a compensation committee. Executive compensation is examined and approved by the entire Board of Directors. For the fiscal year ended December 31, 1996, the Board of Directors included the following officers and employees of the Company and/or Air Resources and/or Spurlock Adhesives, who participated in deliberations of the Board of Directors concerning executive officer compensation: Harold N. Spurlock, H. Norman Spurlock, Jr., Irvine R. Spurlock and Phillip S. Sumpter.

         Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the Company's cumulative total shareholder return (including reinvestment of dividends) on the Common Stock with (a) the S&P's SmallCap 600 Index, representing a broad equity market index assuming reinvestment of dividends, and (b) a cumulative total return, assuming reinvestment of dividends, of a peer group selected by the Company on an industry and line-of-business basis (the "Peer Group"), in each case assuming that $100 is invested on December 31, 1991.

[The Performance Graph is a line graph which displays the indexed returns (in dollars) set forth in the second table below entitled "Indexed Returns($)."]

         Set forth below are the annual return percentages and index returns for the S&P SmallCap 600 Index, the Peer Group and for the Company, as presented in the Performance Graph above. The shareholder returns shown in the graph and the table are not necessarily indicative of future performance.

Total Shareholder Returns (Dividends Reinvested)
------------------------------------------------

                                             ANNUAL RETURN PERCENTAGE
                                             Years Ending December 31

Company Name/Index                         1992            1993            1994            1995            1996
------------------                         ----            ----            ----            ----            ----

S&P SmallCap 600 Index                    21.04%          18.79%         - 4.77%          29.96%          21.32%
Peer Group                                -2.32%          46.05%          39.84%          31.66%         - 8.56%
Spurlock Industries, Inc.                 83.33%         -93.18%           0.00%         333.39%         - 0.83%


                                                INDEXED RETURNS ($)
                                             Years Ending December 31

                                         Base
                                        Period
Company Name/Index                       1991        1992          1993         1994          1995         1996
------------------                       ----        ----          ----         ----          ----         ----

S&P SmallCap 600 Index                    100        121.04        143.78       136.92        177.95       215.89
Peer Group                                100         97.68        142.66       199.50        262.66       240.18
Spurlock Industries, Inc.                 100        183.33         12.50        12.50        54.17         53.72

         The Peer Group companies include ChemFirst Inc., Geon Company (included from 1994 forward) and Mississippi Chemical Corp. (included from 1994 forward). These companies were selected by the Company because they are generally in the same industry and line of business as the Company.

Item 13.        Certain Relationships and Related Transactions

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

         In 1993, Harold N. Spurlock received advances in the aggregate principal amount of $126,000 from Spurlock Adhesives. On December 21, 1993, the Board of Directors of Spurlock Adhesives approved the purchase by Spurlock Adhesives of a parcel of land owned by Harold Spurlock that adjoins its Waverly, Virginia plant, at a price equal to the total amount of the advances ($126,000). Such property was purchased by Mr. Spurlock on June 14, 1989 in a transaction from Lone Star, Inc. for $150,000.

         Subsequently, on March 15, 1994, the purchase transaction was modified because the property was found to be subject to a $130,000 mortgage. The modified transaction entailed the assignment of all of Mr. Spurlock's right, title and interest in the property to Spurlock Adhesives in exchange for the assumption by Spurlock Adhesives of the $130,000 mortgage loan, plus a $20,000 reduction in the $126,000 of advances made to Mr. Spurlock. At this point, the balance of the advances totalled approximately $106,000.

         Subsequent to December 31, 1993, the financial records of the Company do not reflect the advances to Mr. Spurlock, or any payments made or interest charged thereon. In October, 1997, these advances were discovered as unpaid and unrecognized. The advances were then recognized in the amount of $97,633, Mr. Spurlock was notified and such remaining amount was repaid by Mr. Spurlock on October 15, 1997.

         (Unauthorized Advances to Former Officers and Director. In early January and early February 1998, the Company discovered that two of its officers and directors, Irvine R. Spurlock and H. Norman Spurlock, Jr., had diverted corporate funds for personal use and that, according to the Company's Special Litigation Committee, a third officer, Warren E. Beam, had colluded in the diversions by Norman Spurlock. For further information on the diversions of corporate funds and the subsequent resignations of these officers and directors, see "Reasons for Amendment" above.)

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

                (2)      Financial Statement Schedules:  None.

                (3)      Exhibits


Exhibit No.                              Document
-----------                              --------

    2 Agreement and Plan of Merger dated February 15, 1996, between Air Resources Corporation and Spurlock Industries, Inc., incorporated by reference to Exhibit 2 to the Form S-4 of the Registrant filed with the Securities and Exchange Commission on February 20, 1996, as amended by Amendment No. 1 and No. 2 thereto, Registration No. 33-01448 (as amended, the "Form S-4").
   3.1 Articles of Incorporation of Spurlock Industries, Inc., incorporated by reference to Exhibit 3.1 to the Form S-4.
   3.2 Bylaws of Spurlock Industries, Inc., incorporated by reference to Exhibit 3.2 to the Form S-4.
  10.1 Agreement and Plan of Reorganization, dated April 22, 1992, between Air Resources Corporation and Spurlock Adhesives, Inc., incorporated by reference to Exhibit 10.1 to the Form S-4.
  10.2* Employment and Retirement Benefit Agreement dated August 21, 1996 by and between Spurlock Adhesives, Inc. and Harold N. Spurlock, as amended by First Amendment thereto dated February 24, 1997 by and between such parties.
  10.3 Air Resources Corporation 1995 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form S-4.
  10.4 Incentive Stock Option Agreement, dated February 22, 1995, between Air Resources Corporation and Irvine R. Spurlock, incorporated by reference to Exhibit 10.4 to the Form S-4.
  10.5 Incentive Stock Option Agreement, dated February 22, 1995, between Air Resources Corporation and H. Norman Spurlock, Jr., incorporated by reference to Exhibit 10.5 to the Form S-4.
  10.6 Incentive Stock Option Agreement, dated May 15, 1995, between Air Resources Corporation and Warren E. Beam, incorporated by reference to Exhibit 10.6 to the Form S-4.
  10.7* Indemnification Agreement, dated January 30, 1997, between Spurlock Industries, Inc. and Phillip S. Sumpter.

  10.8           Promissory  Note made by H.  Norman  Spurlock,  Jr. in favor of
                 Spurlock Adhesives,  Inc. as of January 10, 1996,  incorporated by reference to Exhibit 10.8 to the Form S-4.
  10.9           Letter Agreement dated September 7, 1993, between Air Resources
                 Corporation  and Lloyd B. Putman,  incorporated by reference to
                 Exhibit 10.9 to the Form S-4.
  10.10          Collateral  Promissory Note made by Harold N. Spurlock in favor of Spurlock Adhesives,  Inc. as of June 30, 1995,  incorporated by reference to Exhibit 10.10 to the Form S-4.
  10.11*         Indemnification  Agreement,  dated September 19, 1996,  between
                 Spurlock Industries, Inc. and Glen S. Whitwer.
  10.12*         Indemnification  Agreement,  dated  January  30,  1997  between
                 Spurlock Industries, Inc. and Raymond G. Tuttle.
  10.13          Loan  and  Security  Agreement,  dated  July 1,  1996,  between
                 Spurlock   Adhesives,   Inc.   and  National   Canada   Finance
                 Corporation,  incorporated  by  reference  to Exhibit 10 to the
                 Registrant's  Form 10-Q for the  quarter  ended June 30,  1996, filed with the Securities and Exchange Commission on August 15,
                 1996.
  10.14          Spurlock   Industries,   Inc.   1995  Stock   Incentive   Plan,
                 incorporated  by reference  to Exhibit 4.3 of the  Registrant's
                 Registration Statement on Form S-8, File No. 333-09659.
  10.15          Form of  Spurlock  Industries,  Inc.,  Incentive  Stock  Option
                 Agreement,  incorporated  by  reference  to Exhibit 10.2 to the
                 Registrant's  Form 10-Q for the  quarter  ended  September  30,
                 1996,  filed with the  Securities  and Exchange  Commission  on
                 November 14, 1996.
  10.16          Form of Spurlock  Industries,  Inc.  Non-Qualified Stock Option
                 Agreement,  incorporated  by  reference  to Exhibit 10.3 to the
                 Registrant's  Form 10-Q for the  quarter  ended  September  30,
                 1996,  filed with the  Securities  and Exchange  Commission  on
                 November 14, 1996.
  10.17**        Employment  Agreement  between the  Registrant,  Air  Resources
                 Corporation  and  Spurlock  Adhesives  Incorporated  [sic]  and
                 Phillip S. Sumpter dated March 11, 1996.
  21*            Subsidiaries of the Registrant.
  23.1**         Consent of Winter, Scheifley & Associates, P.C.
  27**           Financial Data Schedule.

*  Filed previously.
** Filed herewith.


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

                                            SPURLOCK INDUSTRIES, INC.



Date:  April 15, 1998                By:    /s/ Phillip S. Sumpter
                                            ----------------------
                                            Phillip S. Sumpter
                                            Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Signature                                    Title                                 Date

 /s/ Phillip S. Sumpter                   Chairman, Chief Executive Officer and               April 15, 1998
 -------------------------------------    Director
           Phillip S. Sumpter             (Principal Financial and Executive
                                          Officer)

 /s/ Lawrence C. Birkholz                 Controller                                          April 15, 1998
 -------------------------------------    (Principal Accounting Officer)
          Lawrence C. Birkholz


 /s/ Glen S. Whitwer                      Director                                            April 15, 1998
 -------------------------------------
            Glen S. Whitwer


 /s/ Harold N. Spurlock                   Director                                            April 15, 1998
 -------------------------------------
          Harold N. Spurlock


 /s/ Raymond G. Tuttle                    Director                                            April 15, 1998
 -------------------------------------
           Raymond G. Tuttle


                                INDEX TO EXHIBITS

Exhibit No.                               Document

   2 Agreement and Plan of Merger dated February 15, 1996, between Air Resources Corporation and Spurlock Industries, Inc., incorporated by reference to Exhibit 2 to the Form S-4 of the Registrant filed with the Securities and Exchange Commission on February 20, 1996, as amended by Amendment No. 1 and No. 2 thereto, Registration No. 33-01448 (as amended, the "Form S-4").
   3.1 Articles of Incorporation of Spurlock Industries, Inc., incorporated by reference to Exhibit 3.1 to the Form S-4.
   3.2         Bylaws of Spurlock Industries, Inc., incorporated by reference to
               Exhibit 3.2 to the Form S-4.
   10.1 Agreement and Plan of Reorganization, dated April 22, 1992, between Air Resources Corporation and Spurlock Adhesives, Inc., incorporated by reference to Exhibit 10.1 to the Form S-4.
   10.2* Employment and Retirement Benefit Agreement dated August 21, 1996 by and between Spurlock Adhesives, Inc. and Harold N. Spurlock, as amended by First Amendment thereto dated February 24, 1997 by and between such parties.
   10.3 Air Resources Corporation 1995 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form S-4.
   10.4 Incentive Stock Option Agreement, dated February 22, 1995, between Air Resources Corporation and Irvine R. Spurlock, incorporated by reference to Exhibit 10.4 to the Form S-4.
   10.5 Incentive Stock Option Agreement, dated February 22, 1995, between Air Resources Corporation and H. Norman Spurlock, Jr., incorporated by reference to Exhibit 10.5 to the Form S-4.
   10.6 Incentive Stock Option Agreement, dated May 15, 1995, between Air Resources Corporation and Warren E. Beam, incorporated by reference to Exhibit 10.6 to the Form S-4.
   10.7* Indemnification Agreement, dated January 30, 1997 between Spurlock Industries, Inc. and Phillip S. Sumpter.
   10.8 Promissory Note made by H. Norman Spurlock, Jr. in favor of Spurlock Adhesives, Inc. as of January 10, 1996, incorporated by reference to Exhibit 10.8 to the Form S-4.
   10.9 Letter Agreement dated September 7, 1993, between Air Resources Corporation and Lloyd B. Putman, incorporated by reference to
               Exhibit 10.9 to the Form S-4.
   10.10 Collateral Promissory Note made by Harold N. Spurlock in favor of Spurlock Adhesives, Inc. as of June 30, 1995, incorporated by reference to Exhibit 10.10 to the Form S-4.
   10.11* Indemnification Agreement, dated September 19, 1996, between Spurlock Industries, Inc. and Glen S. Whitwer.
   10.12* Indemnification Agreement, dated January 30, 1997, between Spurlock Industries, Inc. and Raymond G. Tuttle.
   10.13 Loan and Security Agreement, dated July 1, 1996, between Spurlock Adhesives, Inc. and National Canada Finance Corporation, incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission on August 15, 1996.
   10.14 Spurlock Industries, Inc. 1995 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, File No. 333-09659.
   10.15 Form of Spurlock Industries, Inc., Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission on November 14, 1996.

   10.16       Form of Spurlock  Industries,  Inc.  Non-Qualified  Stock  Option
               Agreement,  incorporated  by  reference  to  Exhibit  10.3 to the
               Registrant's  Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission on November 14,
               1996.
   10.17**     Employment  Agreement  between  the  Registrant,   Air  Resources
               Corporation and Spurlock Adhesives Incorporated [sic] and Phillip
               S. Sumpter dated March 11, 1996.
   21*         Subsidiaries of the Registrant.
   23.1**      Consent of Winter, Scheifley & Associates, P.C.
   27**        Financial Data Schedule.


* Filed previously.
** Filed herewith.