Form 10-K
period 1997-12-31
SPURLOCK INDUSTRIES INC
filed 1998-04-17
CIK 1008615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

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

                           Common Stock, no par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

         The aggregate market value of the voting stock of the registrant held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 24, 1998, was $1,269,100.

         The number of shares outstanding of Common Stock as of March 31, 1998, was 6,726,066.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                   Page
Item 1.           Business.......................................................................

Item 2.           Properties.....................................................................

Item 3.           Legal Proceedings..............................................................

Item 4.           Submission of Matters to a Vote of Security Holders............................


                                                      PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters........................................................................

Item 6.           Selected Financial Data........................................................

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operation.......................................................

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.....................

Item 8.           Financial Statements and Supplementary Data....................................

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........................................


                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant.............................

Item 11.          Executive Compensation.........................................................

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.....................................................................

Item 13.          Certain Relationships and Related Transactions.................................


                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.......................................................................


                                     PART I

Item 1.           Business

General

         Spurlock Industries, Inc. (the "Company") is a Virginia corporation organized in 1996. The Company is the successor to Air Resources Corporation ("Air Resources"), a Colorado corporation organized in 1986. At a special meeting of the shareholders of Air Resources held on June 11, 1996, the shareholders of Air Resources approved the merger of Air Resources into the Company, in order, among other things, to change the domicile of Air Resources from Colorado to Virginia. Such merger was consummated on July 26, 1996. References herein to the "Company" shall include Air Resources as predecessor to the Company.

         Through its wholly owned subsidiary, Spurlock Adhesives, Inc. ("Spurlock Adhesives"), the Company develops, manufactures and markets specialty thermo-setting resins and formaldehyde for the forest products, building products and furniture industries. The Company also produces, on a limited basis, fertilizer products for the agricultural and lawn and garden supply industries. It operates two manufacturing facilities in the southeastern United States, one in Waverly, Virginia and the other in Malvern, Arkansas. Products of Spurlock Adhesives are sold throughout the east, southeast and midwest regions of the United States. A third manufacturing facility, located in Moreau, New York, is currently under construction and is expected to begin operations in mid-1998.

         The Company's principal executive offices are located at 209 West Main Street, Waverly, Virginia 23890, and its telephone number is (804) 834-8980.

History

         Development of Gas Technology Businesses. In 1991, Air Resources formed Landfill Energy Systems, Inc. and ARC Engineering Fabrications, Inc. to develop the equipment and technology necessary to pursue certain contracts relating to landfill gas recovery. The equipment and technology to be developed was intended to collect raw gases at landfill sites and process them into commercially usable natural gas for resale. Air Resources entered into production agreements with two landfill sites in 1991 and conducted feasibility tests in 1992 and 1993. Air Resources sustained substantial expenses and operating losses associated with the development of this technology during that time and had discontinued its gas recovery development operations by March 1994.

         Acquisition of Spurlock Adhesives. On August 5, 1992, Air Resources acquired Spurlock Adhesives as a wholly-owned subsidiary. Spurlock Adhesives was founded in 1973 by Harold N. Spurlock, as sole proprietor, and was incorporated in the Commonwealth of Virginia in 1989. The early years of operation consisted solely of the production of urea resins and liquid fertilizer products. The business evolved primarily around the needs of the growing composite wood products industry. Mr. Spurlock developed a number of innovative products for the particleboard and medium density fiberboard industries, including the first single component resin. This new resin replaced an expensive four component system that was being used in the medium density fiberboard industry. Also, Spurlock Adhesives developed one of the first lower formaldehyde resins for the particleboard industry in response to concerns expressed by the environmental community in the early 1980s. The process for producing this product was one of the first processes patented in this area. See "Patents and Trademarks" below. The Company has maintained its market leadership in the development of resins with lower levels of formaldehyde for the particleboard and medium density fiberboard industries.

         Over the years, Spurlock Adhesives has continued to diversify its customer and market base as well as upgrade its manufacturing facilities. In 1980, Spurlock Adhesives serviced less than 10 customers and produced approximately 70 million pounds of resins at its Waverly plant, as compared to

55 customers and 248 million pounds of resins and formaldehyde in 1996. In 1987, Spurlock Adhesives built a new resin production plant adjacent to its existing one in Waverly, which increased its resin capacity 400%. In a move to vertically integrate the Waverly facility, Spurlock Adhesives built its first formaldehyde production plant in Waverly in 1988. This plant allowed Spurlock Adhesives to internally supply approximately 80% of its formaldehyde needs for resin production, thus enabling it to become less dependent on outside supply and to better control its raw material costs. In 1992, Spurlock Adhesives acquired a resin and formaldehyde production facility in Malvern, Arkansas from BTL Specialty Resins Corp. of Toronto, Ontario (Canada) at the time that it became a wholly owned subsidiary of Air Resources. This acquisition gave Spurlock Adhesives a larger distribution area, thus allowing it to compete for business in the midwest region of the United States. In 1993, Spurlock Adhesives completed a state-of-the-art formaldehyde plant in Waverly, which it leased from D.B. Western, Inc. until July 1996, when Spurlock Adhesives purchased the plant. This plant fulfills all of the current formaldehyde needs of the Waverly resin operations and offers Spurlock Adhesives the flexibility of being able to produce additional marketable products. Additional information regarding Spurlock Adhesives' two manufacturing facilities and a third currently under construction is set forth under Item 2., "Properties," below.

         Spurlock Adhesives is presently the sole operating asset of the Company. For additional information, see Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

         Acquisition Strategy. Upon the formation of Air Resources in 1986, the strategy of management was to seek the acquisition of existing businesses that offered a potential for profit. This strategy resulted in Air Resources being engaged in several unrelated lines of business during its brief existence. Present management of the Company believes that the Company's future profitability will be enhanced by de-emphasizing the acquisition of unrelated businesses and experimental technologies and instead concentrating on the expansion of the businesses that are complimentary to existing operations. In this regard, management of the Company will from time to time consider acquisitions of carefully selected businesses that are engaged in the use of formaldehyde or formaldehyde derivatives.

         New York Project. In the fourth quarter of 1996, the Company purchased property in the Moreau Industrial Park, located in South Glens Falls, New York, obtained the necessary regulatory approvals and initiated construction of a manufacturing facility for the production of formaldehyde and resins. The facility consists of two formaldehyde plants (one purchased and one leased), one resin plant and ancillary equipment, buildings and tank farms. The total estimated cost of the project is $8,300,000 for the purchased plants, excluding soft costs such as interest, environmental permits and legal and administrative expenses. D.B. Western, Inc. is the general contractor of the project and owns the leased formaldehyde plant. Payments under the lease are $46,139 per month over a ten-year term, with a purchase option at the end of three years. The financing sources for the purchased plants include a term loan for $1,500,000, amortized for 10 years at an interest rate of LIBOR plus 2.75%, the proceeds from a tax-exempt bond in the amount of $6,000,000 issued by Saratoga County, New York, amortized for 10 years at a fixed interest rate of 4.74%, and the Company's operating cash flow for the remaining $800,000 and the soft costs. As of December 31, 1997, the unexpended bond fund balance was approximately $3,890,000. Management believes that construction is proceeding on schedule, and the Moreau facility is expected to begin operations in mid-1998.

         Management believes that the region to be served by the Moreau facility is a very favorable market. There is currently industry undercapacity for resins and formaldehyde in this market, and purchasers in this region are currently having to procure products from outside the region at higher prices due to freight charges required. Accordingly, the Company should be well-positioned upon the plants' completion to replace such out-of-region products and to maintain satisfactory pricing of the plants' output.

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

         Urea Resins. These resins are used as the binder system for interior grade products such as particleboard, medium density fiberboard, plywood and coated papers. These products are then used in furniture, cabinets, wall panels and cabinet components. Spurlock Adhesives also produces Urea Resin binder systems for roof mat that later is processed into asphalt roofing shingles. Urea Resins are thermosetting, which means that they cure and adhere with the aid of heat and sometimes pressure. They are characterized as having a Type II bond, which indicates that they are strong and have a moderate amount of resistance to moisture and humidity. The major materials involved in the production of Urea Resins are formaldehyde, urea, triethanolamine, sodium hydroxide, sodium chloride and other proprietary ingredients. Spurlock Adhesives currently manufactures and sells approximately 36 different Urea Resins to the particleboard, medium density fiberboard, interior plywood, treated and coated papers and fiberglass roof mat/filter media segments of the forest products, building products and furniture industries. Sales of Urea Resins accounted for 70.7%, 73.6% and 67.6% of net sales for the three years ended December 31, 1997, 1996 and 1995, respectively.

         Phenolic Resins. These resins are used as the binder system for exterior grade construction materials such as oriented strandboard, exterior plywood and hardboard, as well as the binder for fiberglass and mineral wool insulation. Further, these resins are also used in paper impregnating for high pressure laminates, such as counter tops. Phenolic Resins are also thermosetting, but are classified as having a Type I bond, indicating that they provide better resistance to moisture and humidity than Urea Resins. Phenolic Resins typically are slower curing and more expensive. The major materials involved in the production of these resins are formaldehyde, phenol, urea, sodium hydroxide, potassium hydroxide and sulfuric acid. Spurlock Adhesives presently manufactures and sells approximately 11 different Phenolic Resins to the oriented strandboard, hardboard, fiberglass insulation and mineral wool insulation segments of the forest products, building products and furniture industries. Sales of Phenolic Resins accounted for 3.3%, 5.7% and 9.0% of net sales for the three years ended December 31, 1997, 1996 and 1995, respectively.

         Formaldehyde. Spurlock Adhesives produces formaldehyde for its own internal consumption, but also selectively markets this product to industrial accounts and other users. The major material involved in the production of formaldehyde is methanol. Sales of formaldehyde accounted for 23.4%, 19.2% and 22% of net sales for the three years ended December 31, 1997, 1996 and 1995, respectively.

         Fertilizer. Spurlock Adhesives produces both liquid fertilizers and intermediate fertilizer products, which are purchased and further processed by customers engaged in the manufacture and sale of fertilizers for agricultural and lawn and gardening uses. Spurlock Adhesives' production of fertilizer is similar to the production of Urea Resins produced by Spurlock Adhesives. There are no significant barriers to entry into this business for other resin producers. This production, however, serves to diversify Spurlock Adhesives' product mix in a manner that may reduce financial exposure stemming from downturns in the business cycle of the forest products, building products and furniture industries. Sales of fertilizers accounted for 3.5%, 1.5% and 2.1% of net sales for the three years ended December 31, 1997, 1996 and 1995, respectively.

         Future Products. Spurlock Adhesives conducts experimental research to develop new and better Urea and Phenolic resins for its existing markets. Future research will seek, among other things, to reduce further the potential environmental impact of such resins. In addition, Spurlock Adhesives is developing several resins for new markets in which it does not materially participate, such as Urea Resins for the fiberglass roofing mat and fiberglass filter media industries and Phenolic Resins for the hardboard and high pressure laminates industries.

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

         Spurlock Adhesives has a sales and marketing staff consisting of two full-time Sales Managers. The Sales Managers call on existing and prospective customers in their individual geographic territories. In circumstances where the company seeks to qualify new or existing products in a particular industry segment, the Sales Managers submit samples to prospective customers for evaluation and testing. The plant managers of the Waverly facility and the Malvern facility service accounts and assist in the development of new business. Spurlock Adhesives also employs two independent sales agents to service specific markets and accounts. In addition, the Corporate Technical Director interacts with customers and prepares monthly Quality Control Reports for customers who request them.

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

Customers

         The principal customers of Spurlock Adhesives as of December 31, 1997 were Willamette Industries (Malvern, Arkansas), Schenectady International (Schenectady, New York), Union Camp (Franklin, Virginia) and International Paper (Waverly and Stuart, Virginia; Spring Hope and Statesville, North Carolina; and Jefferson and Nacogadoches, Texas). Sales to each of these customers represented at least 15%, but not more than 19%, of Spurlock Adhesives' total consolidated net sales for 1997. The loss of any one of these customers could have a material adverse effect on the financial condition of Spurlock Adhesives.

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

Competition

         The business of developing and manufacturing liquid thermosetting resins is highly competitive. The principal products of Spurlock Adhesives compete against similar and different products manufactured and sold by numerous other companies, some of which are substantially larger and have greater resources than Spurlock Adhesives. The principal competitors of Spurlock Adhesives are three large well-established manufacturers: Georgia-Pacific Resins, a division of Georgia-Pacific Corporation; Borden Chemical, a division of Borden, Inc.; and Neste Resins, a Finnish Company. Spurlock Adhesives competes on the basis of price, quality, product consistency, service, method of distribution and the ability to tailor products to meet customer needs.

Patents and Trademarks

         Spurlock Adhesives is the owner of a United States patent, no. 4,381,368, on a process for the production of Urea Resins. The patent was obtained by Harold N. Spurlock on April 26, 1983, and was formally assigned to Spurlock Adhesives in January 1996 for no consideration. The process described in the patent has been used as the foundation for several other products developed by Spurlock Adhesives.

         Management of Spurlock Adhesives believes that it has a proprietary interest in certain processes for the production of resins and that the competitive advantage provided by maintaining the confidentiality of these processes outweighs any benefits that might be derived from obtaining patent protection for the processes. Consequently, Spurlock Adhesives has no plans at the present time to seek patent protection for any such process. Spurlock Adhesives is not aware of and has not received any notice or claim that any of its manufacturing processes infringe the proprietary rights of any third party in any manner that could materially affect its business or that would prevent Spurlock Adhesives from using its processes.

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

Employees

         As of December 31, 1997, Spurlock Adhesives had 68 full time employees and one part time employee. The Company does not employ any personnel. Spurlock Adhesives' relationship with its employees is good. Approximately sixteen employees located at the Malvern, Arkansas plant are covered by a three year collective bargaining agreement between Spurlock Adhesives and the United Steel Workers of America that expires June 30, 1999.

Government Regulation

         The Company is subject to various federal, state and local environmental laws and regulations that limit the discharge, storage, handling and disposal of a variety of substances. The Company's operations are also governed by laws and regulations relating to work-place safety and worker health, principally the Occupational Safety and Health Administration Act of 1970 and accompanying regulations and various state laws and regulations. Spurlock Adhesives believes that it presently complies in all material respects with the foregoing laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its financial condition or results of operations. See Note 1 to the Consolidated Financial Statements. Expenditures for environmental compliance, which are considered by the Company to be a customary and recurring cost of doing business in its industry, averaged approximately $221,228 for each of the three fiscal years ended December 31, 1997. See "Management's Discussion and Analysis of Financial Corporation and Results of Operations - Compliance with Environmental Regulations."

Item 2.           Properties

         The Company conducts its business operations primarily from two manufacturing facilities located in Waverly, Virginia and Malvern, Arkansas. A third manufacturing facility is currently being constructed in South Glens Falls, New York. The Company's headquarters and chief executive offices are located in leased office space in Waverly, Virginia. Management believes the properties are in good condition and suitable for the Company's purposes. The Company's three manufacturing facilities are encumbered under existing credit arrangements.

         Executive Offices. Spurlock Adhesives is leasing on a month-to-month basis office space in the James River Bank building in Waverly, Virginia. This space consists of five offices and a reception area and is approximately 2,000 square feet. The Company has entered into a contract to purchase a small office building in Waverly that contains approximately 2,700 square feet of space. The Company plans to occupy this space on or about August 1, 1998.

         Waverly Facility. Spurlock Adhesives owns and operates a facility on a 13-acre industrial site located about three miles northwest of the intersection of state highways 40 and 460 near Waverly, Virginia. The facility consists of two resin plants and two formaldehyde plants. The plants produce Urea Resins, Phenolic Resins and formaldehyde. In 1997, the resin plants were operated at approximately 43% of capacity and the formaldehyde plants were operated at approximately 83% of capacity.

         Malvern Facility. Spurlock Adhesives owns and operates a facility on 67 acres of land in Gillford, Arkansas, approximately five miles northeast of Malvern, Arkansas. The facility consists of a resin plant, a formaldehyde plant, two administrative offices and a research facility. The plants produce Urea Resins, Phenolic Resins and formaldehyde. In 1997, the resin plant was operated at approximately 52% of capacity and the formaldehyde plant was operated at approximately 67% of capacity. The Company's major research activities are conducted at the Malvern facility.

         Moreau Facility. In the fourth quarter of 1996, the Company purchased property in the Moreau Industrial Park, located in South Glens Falls, New York, obtained the necessary regulatory approvals and initiated construction of a manufacturing facility for the production of formaldehyde and resins. The facility consists of two formaldehyde plants (one purchased and one leased), one resin plant and ancillary equipment, buildings and tank farms. The total estimated cost of the project is $8,300,000 for the purchased plants, excluding soft costs such as interest, environmental permits and legal and administrative expenses. D.B. Western, Inc. is the general contractor of the project and owns the leased formaldehyde plant. Payments under the lease are $46,139 per month over a ten-year term, with a purchase option at the end of three years. The financing sources for the purchased plants include a term loan for $1,500,000, amortized for 10 years at an interest rate of LIBOR plus 2.75%, the proceeds from a tax-exempt bond in the amount of $6,000,000 issued by Saratoga County, New York, amortized for 10 years at a fixed interest rate of 4.74%, and the Company's operating cash flow for the remaining $800,000 and the soft costs. As of December 31, 1997, the unexpended bond fund balance was approximately $3,890,000. Management believes that construction is proceeding on schedule, and the Moreau facility is expected to begin operations in mid-1998.


Item 3.           Legal Proceedings

Summary

         In late January and early February 1998, the Company discovered that two of its officers and directors, Irvine R. Spurlock and H. Norman Spurlock, Jr., had diverted corporate funds for personal use and that, according to a report of a Special Litigation Committee of the Company's Board of Directors, a third officer, Warren E. Beam, had colluded in the diversions by Norman Spurlock. Following these discoveries, Norman Spurlock and Mr. Beam resigned as officers and employees of the Company and Spurlock Adhesives and Norman Spurlock also resigned as a director of both companies. Irvine Spurlock resigned as Chairman of the Board, Chief Executive Officer and a director of both the Company and Spurlock Adhesives, but was retained by the Board of Directors with the title of President of both companies because of his current importance to their operations, but without any check writing or other financial authority. Irvine Spurlock made restitution for his defalcation, and, effective April 8, 1998, Norman Spurlock entered into a settlement agreement to make restitution for his defalcation. An investigation by the Special Litigation Committee and the Company's new independent accounting firm concluded that no other officers or directors of either the Company or Spurlock Adhesives were involved in the defalcations.

Shareholders' Derivative Suit

         On April 28, 1997, seven shareholders of the Company filed a shareholders' derivative suit against the Company and certain current and former officers and directors of the Company in Colorado state court. The lawsuit was subsequently removed to the United States District Court for the District of Colorado (the "District Court"). The Company has previously disclosed the lawsuit to the Securities and Exchange Commission (the "Commission") in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

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


                                      Unauthorized       Personal Charges to
           Officer/Director             Advances              Credit Card              Total
           ----------------             --------              -----------              -----

           Irvine R. Spurlock          $  73,075.86          $    8,176.03          $  81,251.89

           H. Norman Spurlock, Jr.     $ 112,401.78          $  154,779.37          $ 267,181.15


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


                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

         Market Information. There is no established public trading market for the Common Stock of the Company. The following table shows high and low bid prices reported in the National Daily Quotation Sheets, which are quotations between dealers without adjustment for retail markups, markdowns, or commissions, and may not represent actual transactions.


                                                            Bid Price
                                                       High            Low
                                                       ----            ---
Fiscal Year Ended December 31, 1996

     First Quarter..............................    $  1.0625        $  .3125
     Second Quarter.............................       1.4375             .25
     Third Quarter..............................        1.125             .50
     Fourth Quarter.............................          .75            .375

Fiscal Year Ended December 31, 1997

     First Quarter..............................       $ .625          $ .375
     Second Quarter.............................        .4375            .375
     Third Quarter..............................          .38            .375
     Fourth Quarter.............................          .45             .38


         Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock, no par value, on December 31, 1997 was approximately 227.

         Dividends. Holders of the Company's Common Stock are entitled to receive such dividends as may be declared by its Board of Directors. No cash dividends have been paid with respect to the Company's Common Stock and no dividends are anticipated to be paid in the foreseeable future.

         Sale of Unregistered Securities. The Company sold no equity securities of the Company which were not registered under the Securities Act of 1933, as amended, during the period covered by this report.

Item 6.           Selected Financial Data

         The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

         The selected consolidated financial information presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1997, is derived from the consolidated financial statements of the Company. The financial statements as of December 31, 1997, and for the year ended December 31, 1997, have been audited by Cherry, Bekaert & Holland, L.L.P., independent auditors. The financial statements for the four years ended December 31, 1996, have been audited by James E. Scheifley & Associates, P.C. (formerly Winter, Scheifley & Associates, P.C.), independent auditors.

                                                                  Years Ended December 31,
                                        ------------------------------------------------------------------------------
                                            1997             1996           1995 (1)         1994           1993
                                            ----             ----           ----             ----           ----
Income Statement Data:

Net Sales...........................      $24,725,077       $28,643,415     $33,243,677    $30,512,704    $23,475,249
Cost of sales.......................       19,597,991        21,129,265      26,092,053     26,269,016     20,268,532

Gross profit........................        5,127,086         7,514,150       7,151,624      4,243,688      3,206,717
Selling,  general  and  administrative      4,815,638         4,414,422       3,903,371      3,456,356      3,808,775
                                            ---------         ---------       ---------      ---------      ---------
expenses............................
Income (Loss) from operations.......          311,448         3,099,728       3,248,253        787,332      (602,058)

Other income and expenses...........                -                 -               -              -      (427,508)
Interest income.....................          139,307            83,376          12,007          2,513         12,849
Interest expense....................        (627,799)         (667,942)       (663,662)      (828,261)      (668,670)
                                            ---------         ---------       ---------      ---------      ---------
Income    (Loss)    from    continuing      (177,044)         2,515,162       2,596,598       (38,416)    (1,685,387)
operations..........................
Provision for income taxes (benefit)        (152,304)         1,021,487         115,600              -              -
                                            ---------         ---------       ---------      ---------      ---------
Net Income (Loss)...................         (24,740)         1,493,675       2,480,998       (38,416)    (1,685,387)
                                        =============         =========       =========  ===  ========    ===========
Net Income (Loss) per common share:
   From continuing operations.......            $0.00             $0.22           $0.37        ($0.01)        ($0.42)
                                                -----             -----           -----        -------        -------


                                                                  Years Ended December 31,
                                        -----------------------------------------------------------------------------
                                            1997            1996            1995           1994            1993
                                            ----            ----            ----           ----            ----
Balance Sheet Data:

Current assets......................        2,726,167      $2,288,914      $3,099,414     $3,715,917      $1,748,663
Current liabilities.................        5,365,116       4,388,860       5,330,308      8,133,204       5,978,068
Total assets........................       19,401,431      12,270,407       9,342,968      9,996,870       8,305,184
Long-term debt......................        9,598,315       3,402,621         983,652      1,354,556       1,779,592
Stockholders' equity(2).............        4,268,043       4,292,783       2,919,108        509,110         547,524

Number of common shareholders.......              227             242             249            245             240

Weighted   average  number  of  common
shares                                      6,573,639       6,711,733       6,717,667      4,266,066       3,999,566
   outstanding......................
Cash dividends declared ............                0               0               0              0               0
Book value per share (3)............            $0.66           $0.64           $0.43          $0.08           $0.08

 (1) Assumes the conversion of 1,200,000 preferred shares into 2,400,000 common shares, which conversion was subsequently effected on January 5, 1996. Absent the pro forma addition of 2,400,000 common shares, the historical number of weighted average shares outstanding for the fiscal year ended December 31, 1995 was 4,317,667.
(2) For the three fiscal years ended December 31, 1995, stockholders equity included 1,200,000 shares of preferred stock, par value $2 per share, totaling $2,400,000.
(3) Assuming the conversion of 1,200,000 preferred shares into 2,400,000 common shares, which conversion was subsequently effected on January 5, 1996, the weighted average shares outstanding for the five fiscal years ending December 31, 1997 were: 6,573,639, 6,711,733, 6,717,667, 6,626,066 and
     6,399,566.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis provides information which management believes is relevant to understanding the Company's operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes. The financial statements of the Company have been prepared in conformity with generally accepted accounting principles.

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

General

         Overview. The Company's operating results declined substantially in the fiscal year ended December 31, 1997 primarily due to a significant reduction in the gross margin, which reduction was caused by price deterioration relating to oversupplies of the Company's primary products in two of its three regions of operation. Also, during 1997 the Company elected to expense approximately $533,927 of startup and pre-operating costs relating to the new Moreau, New York manufacturing facility, which is scheduled to come on line in mid-1998. As a result, the Company experienced a loss of ($24,740) in 1997, compared to net income of $1,493,675 and $2,480,998 in 1996 and 1995, respectively. Management attributed the record 1995 profits primarily to a refocusing by the Company on its core resin/adhesives business and the termination of non-profitable gas generation operations and increased control over raw materials prices and improved product margins. The lower net profit in 1996 was largely due to the effect of income taxes, as loss carry/forwards were substantially utilized in 1995.

         Dependence on Construction and Related Industries. Demand for Spurlock Industries' products and the Company's financial performance are closely tied to the fortunes of construction, forest products and related industries. See "Item
1. Business - Seasonality and Backlog."

         Price of Raw Materials. Raw materials costs comprised approximately 60%, 57% and 62% of net sales in 1997, 1996 and 1995, respectively. Raw materials are by far the largest component of cost of goods sold. Therefore, the Company's operating performance is sensitive to price movements in its basic raw materials, particularly methanol and urea. Management strives to ameliorate these commodity risks by maintaining diverse supply relationships and by closely matching increases and decreases in product prices to increases and decreases in raw material costs. This was not possible during 1997, as product prices dropped in the face of generally stable raw material prices throughout much of the year. Both methanol and urea prices started to decline in the fourth quarter, which decline continued into the first quarter of 1998, resulting in even lower selling prices for the Company's products. Management believes that raw materials prices may decline further in 1998, then expect them to firm up as some production facilities for such raw materials are taken off-line. See "Item 1.
Business - Raw Materials and Suppliers."

         Freight Costs. A substantial portion of Spurlock Industries' products are priced on an "as delivered basis." For 1997, 1996, and 1995, freight costs relating to delivery of the Company's products comprised approximately 3.6%, 3.9%, and 4.2%, respectively, of net sales. Accordingly, the Company's operating performance is sensitive to movements in freight costs.

         New Credit Facilities. In July 1996, in order to reduce interest costs and increase credit availability, the Company terminated a $3,500,000 line of credit with its primary working capital lender and obtained a line of credit in a like amount with a new lender. Such new credit facility is secured by accounts receivable and inventory, among other assets, and provides for credit availability based upon the level of accounts receivable and inventory. In conjunction with this new line of credit, the Company borrowed an additional $3,600,000 under a term loan to purchase a formerly leased formaldehyde plant, which term loan is secured by all assets.

         New York Project. In the fourth quarter of 1996, the Company purchased property in the Moreau Industrial Park, located in South Glens Falls, New York, obtained the necessary regulatory approvals and initiated construction of a manufacturing facility for the production of formaldehyde and resins. The facility consists of two formaldehyde plants (one purchased and one leased), one resin plant and ancillary equipment, buildings and tank farms. The total estimated cost of the project is $8,300,000 for the purchased plants, excluding soft costs such as interest, environmental permits and legal and administrative expenses. D.B. Western, Inc. is the general contractor of the project and owns the leased formaldehyde plant. Payments under the lease are $46,139 per month over a ten-year term, with a purchase option at the end of three years. The financing sources for the purchased plants include a term loan for $1,500,000, amortized for 10 years at an interest rate of LIBOR plus 2.75%, the proceeds from a tax-exempt bond in the amount of $6,000,000 issued by Saratoga County, New York, amortized for 10 years at a fixed interest rate of 4.74%, and the Company's operating cash flow for the remaining $800,000 and the soft costs. As of December 31, 1997, the unexpended bond fund balance was approximately $3,890,000. Management believes that construction is proceeding on schedule, and the Moreau facility is expected to begin operations in mid-1998.

         Write Off of Start-up Costs. In 1997, the Company elected to expense certain start-up and pre-operating costs relating to the New York manufacturing facility. Such costs aggregated $533,927. The American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee (AsSEC) is anticipated to require the expensing of all start-up and pre-operating costs effective with years starting after December 15, 1997. While the Company could elect to capitalize these costs for the New York facility, it seems reasonable that implementation of the requirement will take place. The Company has elected the most conservative treatment, under the circumstances.

         Purchase of Waverly Formaldehyde Plant. In July 1996, the Company consummated an agreement with D. B. Western, Inc. whereby the Company purchased a formaldehyde plant located in Waverly, Virginia formerly leased from D. B. Western, Inc. Such agreement terminated the lease and settled all operational performance and rent disputes with respect to the facility for $3,675,000.

         Compliance with Environmental Regulations. Environmental costs charged to operations aggregated $184,259, $202,076 and $277,349 for the years ended December 31, 1997, 1996 and 1995, respectively. As a percentage of net sales, such expenditures totaled .75%, .71% and .83%, respectively over such three years. In such years, over 80% of such expenditures related to testing at the Company's manufacturing facilities to ensure compliance with environmental laws and regulations. Other expenditures included obtaining required permits, purchase and maintenance of safety equipment, trash and waste removal and training. All such expenses are viewed by the Company as customary, recurring costs of doing business in its particular industry.

         Capacity Utilization. In 1997, the Waverly, Virginia formaldehyde plant ran at approximately 83% of capacity as compared to 83% in 1996 and 85% in 1995. The Malvern, Arkansas formaldehyde plant ran at approximately 67% in 1997, as compared to 84% and 90% in 1996 and 1995, respectively. The decrease was due to an oversupply of formaldehyde in the regional market served by such plant. In 1997, resin capacity utilization at the Waverly facility was 53% compared to 55% and 60% in 1996 and 1995, respectively. With respect to resin capacity utilization, the Malvern facility produced at a 52% utilization rate for 1997, compared to 65% for both 1996 and 1995. The decline at Malvern was due to regional oversupplies of product.

         Inflation. Although Spurlock Industries' operations are influenced by general economic trends, the Company does not believe that inflation had a material impact on its operations during the three-year period ended December 31, 1997.

Results of Operations

         Fiscal 1997 Compared to 1996. Spurlock Industries' net sales for the year ended December 31, 1997 were $24,725,077, a decrease of 13.7% compared to $28,643,415 in 1996. This decrease resulted from lower average selling prices on Spurlock Adhesives' resin and formaldehyde products due to an oversupply of product in two of the Company's operating regions. Such oversupply was particularly acute in the region served by the Company's Malvern, Arkansas facility. Also, although production volume for formaldehyde remained relatively stable in 1997 at 71,051,940 pounds as compared to 72,211,660 in 1996, resin shipments declined 14.4% to 151,742,035 pounds, primarily due to reduced volume sales from the Malvern plant. All sales in 1997 were generated by Spurlock Adhesives.

         Cost of goods sold for 1997 totaled $19,597,991 or 79.3% of net sales, compared to $21,129,265 or 73.8% of net sales in fiscal 1996. This translated into a decrease in the Company's gross margin to 20.7% in 1997 from 26.2% in 1996. Such margin deterioration resulted from the above described downward pressure on prices exerted by customers purchasing in the competitive, oversupplied regional markets served by the Company's two existing plants. Management believes that the extremely competitive pricing environment experienced in 1997 will continue through 1998, but that formaldehyde and resin prices will begin to firm up in the Malvern and Waverly markets as current overcapacity is eliminated. However, management believes that the markets served by the New York facility to be completed in mid-1998 will be much more favorable, due to industry under-capacity in that region.

         Selling, general and administrative expenses totaled $4,815,638 or 19.5% of net sales in 1997, versus $4,414,422 or 15.4% of net sales in 1996. The $401,216 increase in these expenses was due primarily to the write off of start-up and pre-operating costs of the Moreau, New York project aggregating $533,927. Excluding such start-up and related expenses, in 1997 selling, general and administrative expenses fell by $132,711. Due to the contraction in net sales, however, selling, general and administrative expenses increased, as a percent of net sales, from 15.4% in 1996 to 19.5% in 1997.

         Interest expense (which excludes interest on debt obligations related to the New York Project, which is capitalized) declined 6.0% in 1997. Such decline resulted primarily from lower average outstandings under the Company's working capital facility, which resulted in turn from reduced sales and working capital requirements.

         The Company reported a pre-tax loss of ($177,044) in 1997, a significant decline from $2,515,162 in pre-tax profits reported in the previous year. The 1997 loss reflects primarily the decline in the gross margin and the write-off of start-up and pre-operating costs for the Moreau project, as described above.

         The Company utilized tax benefits totalling $152,304 in 1997, consisting of differences between the accelerated methods of depreciation for income tax purposes and the deferred tax assets created by the post retirement funding and the net operating loss carryforward resulting from the operating loss in 1997. The provision for income tax in 1996 totaled $1,021,487, which consisted of $149,415 in state income tax and $846,091 in federal income tax.

         The Company reported a net loss in 1997 of ($24,740), a significant decline from net income of $1,493,675 reported in the prior year.

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

         Cost of goods sold for 1996 totaled $21,129,265 or 73.8% of net sales versus $26,092,053 or 78.5% in 1995. The decrease was mainly in raw material costs which represented 57.1% of net sales in 1996 versus 62.4% in 1995. Management was successful in holding most categories of other costs of goods sold to 1995 levels. Accordingly, the gross margin improved in 1996 to 26.2% from 21.5% in 1995, on gross profit of $7,514,150 versus $7,151,624 in 1995.

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

         The provision for income taxes totaled $1,021,487 for 1996 as compared to $115,600 for 1995. The provision for income tax in 1996 consisted of $149,415 in state income tax and $846,091 in federal income tax, as compared to $104,000 and $11,400, respectively, for 1995. The 1995 figures are net of loss carryforwards aggregating $801,532. Absent such carryforwards in 1996, net earnings after taxes for 1996 of $1,493,675 declined from $2,480,998 in 1995.

Liquidity and Capital Resources

         General. For many years, the Company has relied heavily on its institutional working capital lenders and its trade creditors to finance its working capital requirements. The Company traditionally has operated, and continues to operate, with a negative working capital position, as Spurlock Industries takes advantage of supplier payment terms which exceed those granted to the Company's customers.

         Cash Flow. In 1997, Spurlock Industries reported a cash flow from net income (loss) and depreciation and amortization of $948,837, which represented a significant reduction from the $2,244,732 reported in 1996. The Company supplemented such cash flow with a $224,653 reduction in trade receivables, reflecting lower net sales, and an $805,337 increase in accounts payable and accrued expenses. Working capital decreased by $619,003 to ($2,718,949) at December 31, 1997. Net cash provided by operating activities of $1,700,697 effectively permitted the Company to repay notes and loans in the amount of $1,133,388 and increase other assets(which represent deferred IRB financing fees aggregating $492,423) by $503,539. New borrowings of $7,500,000 funded fixed asset additions of $3,488,587 and restricted cash of $3,889,567. Such restricted cash represents proceeds of the New York industrial development bond financing which are being held in escrow pending disbursement for project costs. Overall, cash and cash equivalents at the end of 1997 increased by $256,613 to $362,685.

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

         Credit Facility. As described above, in July 1996 the Company entered into a new $3,500,000 revolving credit facility with a new lender, which facility matures in July 1999. Outstanding loans under the facility totaled $1,341,622 and $1,420,801 at December 31, 1997 and 1996, respectively, which were substantially the total amounts available at such times based on levels of accounts receivable and inventory on which borrowing availability is based. The credit facility provides the Company with an important source of liquidity in addition to its cash account and cash generated from operations. Management believes that this credit facility and internally generated cash will be sufficient to fund the Company's working capital needs in 1998.

         The credit facility contains a number of financial and restrictive covenants limiting, among other things, the redemption of capital stock, the payment of dividends, the incurrence of additional indebtedness, certain mergers and acquisitions, and the acquisition of fixed assets, as well as the maintenance of certain financial ratios. During 1997, technical violations of certain of such covenants resulted, for which the Company has received, or expects shortly to receive, a waiver from the lender.

         Long Term Debt. In addition to its working capital credit facility, the Company had outstanding at year end 1997 long term debt totalling $9,598,315 (excluding current maturities of $1,279,188), a substantial increase from the $3,402,621 (excluding current maturities of $1,029,090) outstanding at year end 1996. Such increase relates to borrowings totalling $7,500,000 relating to the Moreau, New York project, consisting of a term loan in the amount of $1,500,000 and a $6,000,000 industrial revenue bond, described above. In 1996, the Company entered into a term loan in the amount of $3,639,000 with a bank in order to purchase a formerly leased formaldehyde plant. Outstandings under such term loan totaled $2,830,328 at year end 1997. Primarily as a result of the significant increase in funded debt by the Company in 1997, the ratio of total liabilities to total net worth, a measure of leverage, increased at year end 1997 to 3.55 from 1.86 at year end 1996.

         Moreau Facility. As described above, the total estimated cost of the New York project is $8,300,000 for the purchased plants, excluding soft costs such as interest, environmental permits and legal and administrative expenses estimated at $600,000. D.B. Western, Inc. is the general contractor of the project and owns the leased formaldehyde plant. Payments under the `lease are $46,139 per month over a 10-year term, with a purchase option at the end of three years. The financing sources for the purchased plant include a term loan for $1,500,000, amortized over 10 years at an interest rate of LIBOR plus 2.75%, the proceeds from a tax exempt bond in the amount of $6,000,000 issued by Saratoga County, New York, amortized for 10 years at a fixed interest rate of 4.74%, and the Company's operating cash flow for the remaining $800,000 and the soft costs. As of December 31, 1997, the unexpended bond fund balance was approximately $3,890,000. Management believes that the above-described sources of funds shall be adequate to fully fund the project, as well as meet any additional long term funding needs, in 1998.

Emerging Issues

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or in the year 2000. The potential costs and uncertainties to companies in addressing this issue (the "Year 2000 issue") will depend on a number of factors, including their software and hardware and the nature of their industries. Companies must also coordinate with other entities with which they electronically interact, both domestically and globally, including suppliers, customers, creditors, borrowers and financial service organizations.

         The Company has closely examined the Year 2000 issue and the potential costs and consequences to the Company in addressing this issue. As a periodic improvement to its day-to-day operations, the Company is currently in the process of upgrading its computer systems, including the software necessary to maintain inventory controls, all of which are "Year 2000" compliant. Implementation of these systems is expected to be completed by December 1998. Management estimates that the Company's investment in hardware and software for this upgrade will total approximately $20,000 over the next seven months.

         The Company is further communicating with third parties with which it does business to coordinate further action with respect to the Year 2000 issue. The Company has recognized, in particular, that the Year 2000 issue may affect machinery and other equipment that use processing chips. The Company has received preliminary indications from the manufacturers of its equipment that the equipment at issue is "Year 2000" compliant and will continue to maintain communications relating to such compliance. As a result, management believes that, with the implementation of the systems as described above, the Year 2000 issue is not expected to have a material impact on the Company's operations and that the cost of the Company's addressing the Year 2000 issue is not a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or financial condition.

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


Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

         The Company's market capitalization on January 28, 1997 was less than $2.5 billion, and therefore, pursuant to General Instruction 1 to Item 305 of Regulation S-K, the information otherwise required by this Item 7A. has not been included in this report.

Item 8.           Financial Statements and Supplementary Data



                          Independent Auditors' Report



Board of Directors and
   Shareholders
Spurlock Industries, Inc.
  and Subsidiary
Waverly, Virginia


We  have  audited  the  accompanying  consolidated  balance  sheet  of  Spurlock
Industries, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spurlock Industries, Inc. as of December 31, 1997, and the results of its operations, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




/s/ Cherry, Bekaert & Holland L.L.P.

Richmond, Virginia
March 13, 1998

April 10, 1998 (with respect to Note 2)

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Spurlock Industries, Inc.

We have audited the accompanying consolidated balance sheets of Spurlock Industries, Inc. as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spurlock Industries, Inc. as of December 31, 1996 and the results of its operations, and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                    /s/ Winter, Scheifley & Associates, P.C.
                                    Winter, Scheifley & Associates, P.C.
                                          Certified Public Accountants


Englewood, Colorado
January 17, 1997
(Except for Note 2, for which
the date is March 13, 1998.)

SPURLOCK INDUSTRIES, INC.

Consolidated Balance Sheets

December 31, 1997 and 1996

Assets
                                                                    1997                  1996
                                                                -------------         -------------
Current assets
        Cash and cash equivalents                               $     362,685         $    106,072
        Accounts receivable, trade, net                             1,222,277            1,446,930
        Other accounts receivable                                           -                8,718
        State income tax receivable                                    40,713                    -
        Federal income tax receivable                                 151,000                    -
        Accounts and notes receivable
            - officers current portion                                101,944               38,595
        Inventories                                                   530,183              541,632
        Deferred tax asset                                             92,908                    -
        Prepaid income taxes                                                -               72,477
        Prepaid expenses                                              144,457               74,490
                                                                -------------         ------------

                Total current assets                                2,646,167            2,288,914
                                                                -------------         ------------

Property, plant and equipment,
net of accumulated depreciation
of $4,890,414 and $4,305,767                                       12,043,300            9,528,290
                                                                -------------        -------------

Other assets
        Cash, restricted                                            3,889,567                    -
        Accounts and notes receivable - officers                       59,122              193,467
        Cash value of annuity                                         171,995               40,000
        Other                                                         591,280              219,736
                                                                -------------        -------------

                Total other assets                                  4,711,964              453,203
                                                                -------------        -------------

                Total assets                                    $  19,401,431        $  12,270,407
                                                                =============        =============

Liabilities and Stockholders' Equity

Current liabilities
        Notes payable, line-of-credit                           $   1,341,622        $   1,420,801
        Current portion of long-term debt                           1,279,188            1,029,090
        Accounts payable, trade                                     2,378,597            1,678,442
        Accrued expenses                                              281,629              260,527
        Accrued taxes                                                  84,080                    -
                                                                -------------        -------------

                Total current liabilities                           5,365,116            4,388,860
                                                                -------------        -------------

Long-term liabilities
        Long-term debt                                              9,598,315            3,402,621
        Deferred tax liability                                              -              143,476
        Post retirement benefit liability                             166,956               42,667
        Other liabilities                                               3,001                    -
                                                                -------------        -------------

                Total long-term liabilities                         9,768,272            3,588,764
                                                                -------------        -------------

Stockholders' equity
        Preferred stock, $0 par value
          5,000,000 shares authorized
          no shares issued and outstanding                                  -                    -
        Common stock, no par value
          500,000,000 shares authorized
          6,573,639 shares issued and outstanding                           -                    -
        Paid in capital                                             4,808,814            4,808,814
        Accumulated deficit                                         (540,771)            (516,031)
                                                                -------------        -------------

                                                                    4,268,043            4,292,783
                                                                -------------        -------------

                Total liabilities and stockholders' equity      $  19,401,431        $  12,270,407
                                                                =============        =============

See Notes to Consolidated Financial Statements.

SPURLOCK INDUSTRIES, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 1997, 1996 and 1995

                                                                       1997          1996          1995
                                                                   ------------  ------------  ------------
Revenue
       Net sales                                                   $ 24,725,077  $ 28,643,415  $ 33,243,677
       Cost of sales                                                 19,597,991    21,129,265    26,092,053
                                                                   ------------  ------------  ------------

                                                                      5,127,086     7,514,150     7,151,624
                                                                   ------------  ------------  ------------


Selling, general and administrative expenses                          4,815,638     4,414,422     3,903,371
                                                                   ------------  ------------  ------------


Other income and (expense)
       Other income                                                     139,307        83,376        12,007
       Interest expense                                               (627,799)     (667,942)     (663,662)
                                                                   ------------  ------------  ------------

                                                                      (488,492)     (584,566)     (651,655)
                                                                   ------------  ------------  ------------

                  Income (loss) before taxes                          (177,044)     2,515,162     2,596,598

Income tax expense (benefit)                                          (152,304)     1,021,487       115,600
                                                                   ------------  ------------  ------------


                  Net income (loss)                                $   (24,740)  $  1,493,675  $  2,480,998
                                                                   ============  ============  ============

Per share information:

       Basic earnings per share                                    $       0.00  $       0.22  $       0.37
                                                                   ============  ============  ============

       Diluted earnings per share                                  $       0.00  $       0.22  $       0.37
                                                                   ============  ============  ============


See Notes to Consolidated Financial Statements.

SPURLOCK INDUSTRIES, INC.

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 1997, 1996 and 1995

                                               Common          Paid in        Preferred       Preferred       Accumulated
                                               Shares          Capital          Shares          Stock           Deficit

Balance December 31, 1994                       4,226,066    $  2,599,814       1,200,000   $   2,400,000    $  (4,490,704)

Issuance of common shares for
   services                                       100,000           5,000               -               -                 -

Share repurchase agreement                        (1,000)        (76,000)               -               -                 -

Net income for the year                                 -               -               -               -         2,480,998
                                           --------------    ------------    ------------   -------------    --------------


Balance December 31, 1995                       4,325,066       2,528,814       1,200,000       2,400,000       (2,009,706)

Conversion of preferred shares                  2,400,000       2,400,000     (1,200,000)     (2,400,000)                 -

Acquisition and cancellation of shares          (151,427)       (120,000)               -               -                 -

Net income for the year                                 -               -               -               -         1,493,675
                                           --------------    ------------    ------------   -------------    --------------


Balance December 31, 1996                       6,573,639       4,808,814               -               -         (516,031)

Net loss for the year                                   -               -               -               -          (24,740)
                                           --------------    ------------    ------------   -------------    --------------


Balance December 31, 1997                       6,573,639    $  4,808,814               -   $           -    $    (540,771)
                                           ==============    ============    ============   =============    ==============


See Notes to Consolidated Financial Statements.

SPURLOCK INDUSTRIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 1997, 1996 and 1995

                                                                            1997            1996             1995
Operating activities:
Net income (loss)                                                        $ (24,740)     $ 1,493,675     $  2,480,998
Adjustments to reconcile net income
  (loss) to net cash:
Depreciation and amortization                                               973,577         751,057          700,240
Issuance of common stock for services                                             -               -            5,000
Write off of intangible assets                                                    -               -                -
Abandonment of fixed assets                                                       -               -                -
Decrease in trade receivables                                               224,653         420,306          473,202
(Increase) in other receivables                                           (182,995)               -                -
(Increase) decrease in trading securities                                         -         200,000        (200,000)
Decrease in inventory                                                        11,449          54,133          566,152
(Increase) decrease in prepaid expenses                                       2,510       (108,843)            6,001
(Increase) in deferred tax asset                                           (92,908)               -                -
Increase (decrease) in deferred tax liability                             (143,476)         131,946           11,600
Increase (decrease) in accounts payable
   and accrued expenses                                                     805,337       (380,584)      (2,187,581)
Increase in other liabilities                                                 3,001               -                -
Increase in post retirement benefit liability                               124,289          42,667                -
                                                                        -----------     -----------      -----------

Total adjustments                                                         1,725,437       1,110,682        (625,386)
                                                                        -----------     -----------      -----------


Net cash provided by (used in)
  operating activities                                                    1,700,697       2,604,357        1,855,612

Investing activities:
Purchase of fixed assets                                                (3,488,587)     (1,184,369)        (352,694)
Increase in cash restricted for capital expenditures                    (3,889,567)              -                 -
                                                                        -----------     -----------      -----------

Net cash provided by (used in)
  investing activities                                                  (7,378,154)     (1,184,369)        (352,694)

Financing activities:
(Increase) decrease in other assets                                       (503,539)           2,814         (79,381)
Acquisition of common shares                                                      -       (120,000)          (1,000)
Proceeds of new borrowings                                                7,500,000               -                -
Repayment of loans to principal holders of equity securities                 65,816          30,000                -
Loans to principal holders of equity securities                            (46,176)       (125,970)        (236,461)
Write-off of advances to a principal holder of equity securities             51,357               -                -
Repayment of notes and loans                                            (1,133,388)     (1,351,511)      (1,012,309)
                                                                        -----------     -----------      -----------

Net cash provided by (used in)
  financing activities                                                    5,934,070     (1,564,667)      (1,329,151)

Net increase in cash and cash equivalents                                   256,613       (144,679)          173,767

Beginning cash                                                              106,072         250,751           76,984
                                                                        -----------     -----------      -----------

Ending Cash                                                             $   362,685     $   106,072      $   250,751
                                                                        ===========     ===========      ===========

Supplemental cash flow information:
Cash paid for:  Interest expense                                        $   621,149     $   667,942      $   605,825
                                                                        ===========     ===========      ===========

                           Income taxes                                 $    84,080     $   658,577      $   104,000
                                                                        ===========     ===========      ===========

Non-cash financing and investing activities:
Acquisition of fixed assets with note payable                           $         -     $ 3,305,168      $    50,818
                                                                        ===========     ===========      ===========

Conversion of accounts payable to note                                  $         -     $         -      $   839,500
                                                                        ===========     ===========      ===========



See Notes to Consolidated Financial Statements.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996


Note 1 - Summary of significant accounting policies


Organization and operations

Spurlock Industries, Inc. (the "Company") was originally incorporated on March 17, 1986 in Colorado as Air Resources Corporation. On January 27, 1996, Spurlock Industries, Inc. was formed in Virginia. A merger of the two corporations was completed on July 26, 1996. The merger was accounted for as a recapitalization and no adjustments were made to the carrying amounts of assets and liabilities of the combined companies. Shares of the combining companies were exchanged on a one for one basis. The Company is engaged in the development, production, and distribution of resins, liquid fertilizers and formaldehyde.


Principles of consolidation

The consolidated financial statements include the accounts of its wholly owned subsidiary Spurlock Adhesives, Inc. All significant intercompany transactions have been eliminated. Substantially all of the Company's revenues have been derived from the operations of Spurlock Adhesives, Inc.


Restricted cash

Undisbursed funds generated by the Industrial Revenue Bonds are restricted to the construction of the new formaldehyde manufacturing facility in New York State. Disbursements are executed by the trustees upon the presentation of approved construction draws. The company has no other access to these funds.


Inventories

Inventory is stated at the lower of cost or market using the first in, first out method. Finished goods include raw materials, direct labor and overhead. Raw materials include purchase and delivery costs. Inventory consists of the following at December 31.

                                                  1997           1996
------------------------------------------------------------------------

Raw materials                                 $  467,319      $  397,511
Work in process                                    8,028           9,493
Finished goods                                    54,836         134,628
                                              --------------------------

                                              $  530,183      $  541,632
                                              ==========      ==========

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 1 - Summary of significant accounting policies (continued)

Property and equipment

Property and equipment are carried at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred and significant renewals or betterments are capitalized.

Useful lives for property and equipment are as follows:

Building                                    20-30 years
Machinery and equipment                      5-25 years
Office equipment                                7 years
Vehicles                                      4-8 years

Start-up and pre-operating costs

Start-up  and  pre-operating   costs  include  all   nonrecurring,   non-capital
manufacturing and other costs, such as promotional expenses incurred in preparing for the operation of a new facility are expensed as incurred.

Deferred financing costs

Costs associated with obtaining Industrial Revenue Bond financing to construct the new manufacturing facility in New York State, were capitalized. These costs are to be amortized, utilizing the interest method, over the life of the Industrial Revenue Bond, as an adjustment to interest expense.

Revenue recognition

The Company recognizes revenue on the sales of its products at the time of shipment.

Cash and cash equivalents

Cash  and  cash  equivalents,   consist  of  deposits  and  highly  liquid  debt
instruments with original maturities of less than 90 days.

Environmental costs

The Company's business activities are monitored by state and federal environmental agencies and the Company is required to obtain permits for the operation of its facilities. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or commitment to a formal plan of action. Environmental costs charged to operations aggregated $184,259, $202,076 and $277,349 for the years ended December 31, 1997, 1996 and 1995, respectively.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 1 - Summary of significant accounting policies (continued)

Advertising

Advertising costs are charged to expense when incurred. Amounts charged to expense were $8,291, $28,101 and $27,880 for the years ended December 31, 1997, 1996 and 1995, respectively.

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. At December 31, 1997, the allowance for doubtful accounts receivable was $12,981. There was no recorded allowance for doubtful allowance at December 31, 1996.

Income taxes

Deferred income taxes arise from temporary differences resulting from income and expense items (principally net operating losses, postretirement benefits, and accelerated depreciation) reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Reclassifications

Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

Earnings per share

Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share. This statement replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if all stock options and other stock-based awards, as well as convertible securities, were exercised and converted into common stock. All net income per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

Concentration of credit risk

The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company did maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The uninsured amount to $248,640. The Company has several major customers, the loss of any one of which could have a material negative impact upon the Company. Additionally, the Company maintains a line of credit and a significant portion of its long-term debt with one financial institution. The maintenance of a satisfactory relationship with this institution is of significant importance to the Company.

SPURLOCK  INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 1 - Summary of significant accounting policies (concluded)

Stock-based compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for the stock options granted and employee stock purchases. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Recently issued accounting pronouncements

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in financial statements. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," and specifies new disclosure requirements for operating segment financial information. In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) was issued. SFAS 132 revises and standardizes employers' disclosures about pension and other postretirement benefit plans. These standards are effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of these standards during the first quarter of 1998 and does not anticipate their adoption to have a material effect on the financial statements.

Note 2 - Misappropriation of assets and restatement of financial statements

In January 1998, the Company discovered that financial information regarding payments to a note receivable for an executive officer of the Company and the payment of travel and related expenses of this individual had been falsified to intentionally mislead management concerning their propriety. Subsequent to this discovery, another executive officer admitted to the payment of personal expenses by the Company recorded as equipment. An independent investigation concluded that these acts were apparently conducted through collusion of two other employees of the Company. Accordingly, records of the Company, and its predecessor companies, were apparently falsified in 1992.

In total, the independent investigation revealed approximately $275,000 in personal expenses paid by the Company and charged to selling, general and administrative expense. Additional personal expenses of approximately $73,000 were capitalized as equipment.

In February 1998, the Company received full restitution for the $73,000 in personal expenses capitalized and approximately $8,000 in personal expense charged to selling, general and administrative expenses. The $73,000 has been reclassified as a note receivable and interest income has been accrued at the cost of funds to the Company. Total restitution, including accrued interest, aggregated $101,944.

On April 10, 1998, settlement was reached regarding the remaining personal expenses paid by the Company, aggregating approximately $267,000. Restitution will include interest, at the cost of funds to the Company to settlement date, as well as partial reimbursement of professional expenses. The aggregate principal amount of restitution, at April 10, 1998, was $375,000. The principal amount of restitution will bear interest at 9.00%, payable monthly in advance, with the entire principal amount due April 8, 2003. Although collateral and guarantees were obtained, it is management's opinion that sufficient uncertainty exists to recognize income as received.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 2 - Misappropriation of assets and restatement of financial statements (concluded)

The effect of the restatement on the December 31, 1996 Consolidated Balance Sheet resulted in a decrease of $73,075 in fixed assets, with a corresponding increase to notes receivable, and an increase of $26,656 in retained earnings compared to December 31, 1996 amounts previously reported.

After restatement, the pretax effect of the overstatement of selling, general and administrative expenses related to the misappropriation amounted to $15,484, and the understatement of interest income of $11,182, all of which is deemed immaterial. The amounts of the restatements were mitigated by the initial recognition of the personal expense as travel and entertainment expenses and the full restitution of the amounts capitalized. Since learning of the misappropriation, the Company has taken actions intended to prevent a recurrence of this situation.

Note 3 - Investments

Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value as a current asset with the change in fair value during the period included in earnings. These were no investments held as trading securities as of December 31, 1997 and 1996 or for the year ended December 31, 1997.

The Company purchased trading securities during the year ended December 31, 1996 for cash aggregating $397,500. The Company had sales proceeds from trading securities during the year ended December 31, 1996, amounting to $581,167 and realized a (loss) for this period aggregating $(16,333).

The Company had no sales proceeds from trading securities during the year ended December 31, 1995. The Company had no unrealized gains (losses) at December 31, 1995.

Note 4 - Property and equipment

Property and equipment consist of the following:

                                                                      1997           1996
                                                                 ----------------------------
Land                                                             $    219,233     $   219,233
Building                                                            5,440,321         547,041
Machinery and equipment                                             7,358,963      12,326,041
Construction in progress                                                2,932         305,913
Vehicles                                                              273,596         285,189
Furniture and fixtures                                                161,101         150,640
New York project                                                    3,477,568               -
                                                                 ----------------------------
                                                                   16,933,714      13,834,057
Less: Accumulated depreciation and amortization                     4,890,414       4,305,767
                                                                 ----------------------------
                                                                 $ 12,043,300     $ 9,528,290
                                                                 ============     ===========

Depreciation charged to operations was $973,577, $751,057 and $700,240 for the years ended December 31, 1997, 1996 and 1995, respectively.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 5 - Line of credit

The Company utilizes a line of credit secured by accounts receivable and inventories to provide working capital. Advances under this line of credit bear interest at the lesser of prime + 1/2% or LIBOR + 2.75%, and are limited to the lesser of $3,500,000, or 85% of eligible accounts receivable and 60% of the inventory value. At December 31, 1997 and 1996, advances outstanding totaled $1,341,622 and $1,420,801, respectively.

Note 6 - Advances and notes receivable for principal holders of equity securities

Accounts and notes receivable for principal holders of equity securities consisted of the following at December 31:

                                                                                1997               1996
                                                                           -------------------------------
Notes receivable and advances
with various interest rates                                                $  161,066           $  232,062
Less: current portion                                                         101,944               38,595
                                                                           -------------------------------

                                                                           $   59,122           $  193,467
                                                                           ==========           ==========

During 1997, the Company wrote off $51,357 in advances and notes receivable for a principal holder of equity securities. See Note 2.

Note 7 - Long-term debt

Long-term debt consists of the following at December 31:
                                                                                1997               1996
                                                                           -------------------------------
Note payable bank, payable in monthly installments
of $6,250 plus interest at 8.0% through May 2003                           $  1,500,000         $        -

Industrial revenue bonds, payable in quarterly installments
of $150,000 with interest at 4.74% on December 31, 1997                       6,000,000                  -

Note payable bank, payable in monthly installments of
$50,542 with interest at prime plus .5% or LIBOR plus
2.75% (8.42% at December 31, 1997) secured by
plant and equipment due July, 2002                                            2,830,328          3,436,832

Note payable bank, payable in monthly installments
of $1,832 at 12% interest, secured by real property due in
August, 2004                                                                     99,934            109,295

Note payable vendor, payable in monthly installments
of $23,320 with interest at prime plus 1.5% (10% at
December 31, 1997) due March, 1998                                               69,940            349,780

Note payable, supplier, payable in monthly installments
of $14,814, with interest at 8.25%, through August 1999                         263,185            400,504







SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 7 - Long-term debt (concluded)
                                                                                1997               1996
                                                                           -------------------------------
Note payable, bank, payable in monthly installments of
$390 including interest of 8.88% through July 1999                                6,904            10,786

Note payable, vendor, payable in monthly installments of
$784 including interest of 13.4% through October 1999                            15,552                 -

Various notes payable, payable in monthly installments
of $4,634 with interest from 8% to 10% due December 1997
to October 2000 secured by personal property                                     91,660           135,300
                                                                           ------------------------------
                                                                             10,877,503         4,431,711
Less current portion                                                          1,279,188         1,029,090
                                                                           ------------------------------

                                                                           $  9,598,315       $ 3,402,621
                                                                           ============       ===========
Maturities of long-term debt are as follows:

        December 31, 1998                                                  $ 1,279,188
        December 31, 1999                                                    1,446,368
        December 31, 2000                                                    1,301,145
        December 31, 2001                                                    1,296,647
        December 31, 2002                                                    1,096,647
        Later years                                                          4,456,780
                                                                           -----------

                                                                           $10,877,527
                                                                           ===========

At December 31, 1997, the outstanding principal balance of the industrial revenue bonds was $6,000,000. The issue is at $6,000,000 with quarterly payments of $150,000 beginning January 31, 1998 at 4.74% interest rate. The bond issue is collateralized by property, plant, and equipment.

The Company had an outstanding irrevocable letter of credit in the amount of $6.0 million as of December 31, 1997. This letter of credit, which has a term of five years, collateralizes the Company's obligations under the Industrial Revenue Bond financing for the New York State manufacturing facility. The fair value of this letter of credit approximates the contract value based on the nature of the fee arrangement with the issuing banks.

Amortization of deferred financing costs aggregated $51,423 in 1997. There were no deferred financing costs amortized for the years ended December 31, 1996 and 1995.

The Company capitalizes interest on assets constructed for its formaldehyde production facility in New York State. In 1997, total interest costs incurred were $683,481, of which $55,682 was capitalized. Interest was not capitalized for 1996 or 1995.

In 1997, $533,927 of start-up and pre-operating expenses incurred in the construction and initial production of the new manufacturing facility in New York State were written off. There were no costs of this nature in 1996 and 1995.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 8 - Financial instruments with off-balance-sheet risk

During 1997, the Company entered into an interest rate swap agreement ("swap") for purposes of fixing the variable rate aggregated the Industrial Revenue Bond ("IRB") borrowing. This swap alters the interest rate characteristics of the IRB to eliminate the interest rate sensitivity. Swaps involve the periodic exchange of payments over the life of the agreements. Amounts received or paid on swaps are used to manage interest rate sensitivity. At December 31, 1997, the Company had one swap agreement outstanding, the net effect of which is to effectively covert the $6.0 million variable rate IRB to a fixed rate of 4.74% until maturity. Payments or receipts under this agreement are due monthly. Changes in the fair value of the swap is not reflected in the accompanying financial statements. The estimated fair value of this instrument was $(182,921) as of December 31, 1997. The Company's credit exposure on this swap is limited to the value of the swap that has become favorable to the Company in the event of nonperformance by the counterparties. The Company did not require collateral from counterparties on its existing agreement. The Company actively monitors the credit ratings of counterparties and anticipates performance by the counter parties with whom they transacted the swap.

Note 9 - Related party transactions

During September 1994 a shareholder of the Company entered into an agreement to purchase 533,333 shares of preferred stock. During January 1996 this shareholder converted these shares and 666,667 shares of preferred stock into common stock.

On June 30, 1995, Harold N. Spurlock, then Chairman of the Board, President and Chief Executive Officer of the Company, received a loan in the amount of $112,500 from Spurlock Adhesives. Principal and interest at 9.0% per annum are payable in five equal annual installments commencing in July 1996. The balance as of December 31, 1997 was $59,122. The loan relates to the purchase by Mr. Spurlock of certain manufacturing assets in Malvern, Arkansas that were contributed by Mr. Spurlock to Air Resources pursuant to the Spurlock Adhesives Agreement.

In July 1996, the Company entered into an employment contract with its founder and former chief executive officer to serve as its vice president for product development through August 31, 1999. The contract provides for an annual salary of $180,000 during the contract term. The contract also provides for post retirement benefit payments of $100,000 per year for a five-year period beginning August 31, 1999. The Company intends to fund the post retirement payments currently by depositing monthly payments of approximately $12,000 into an interest bearing account.

The estimated payment assumes an earned interest rate of 5% per year on the deposit amounts and a discount rate of 8% per year to arrive at the net present value of the annual retirement benefit due at August 31, 1999. The Company has recorded $124,284 and $42,667 of expense for post retirement benefits for the years ended December 31, 1997 and 1996 respectively. The Company estimates that its net commitment for the period from January 1, 1998 to August 31, 1999 pursuant to this contract will be approximately $864,000 for both salary and post retirement benefits. The Company has invested in annuities to fund the post retirement benefit. The cash value of these annuities aggregated $171,995 and $40,000 as of December 31, 1997 and 1996, respectively.

In 1993, the Company made advances to an Executive Officer aggregating $126,000. These advances were offset through the purchase of land adjacent to the Waverly, Virginia production facility. In March 1994, a mortgage of $130,000 was found to encumber the property, preventing transfer of title. In 1997, these advances were discovered as unpaid and unrecognized. The advances were recognized and the remaining amount repaid by the Executive Officer in the amount of $97,633 on October 15, 1997.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 10 - Description of leasing arrangements

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

The Company has remaining operating leases for trucking and rail car equipment which have fixed annual payments as follows: $34,824 in 1998, $33,000 in 1999, $33,000 in each year thereafter through 2001.

Rent expense was $78,916, $395,627 and $761,997 for the years ended December 31, 1997, 1996 and 1995.

Note 11 - Income taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Deferred tax assets and liabilities at December 31, 1997 and 1996 resulted from the following:

                                                                                    1997             1996
                                                                                -----------------------------
Deferred tax assets
     Operating loss carry forward                                               $    69,682       $         -
     Post retirement liability                                                       63,925            14,507
Deferred tax liabilities
     Accelerated depreciation                                                        40,699            157,983

The provision for income taxes expense (benefit) at
December 31, 1997 and 1996 consists of the following:
                                                                                    1997             1996
                                                                                -----------------------------

Current                                                                         $     6,329       $   987,910
Deferred                                                                           (158,633)           26,323
                                                                                -----------------------------

                                                                                $  (152,304)      $ 1,021,487
                                                                                ============      ===========

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 11 - Income taxes (concluded)

A reconciliation of the federal taxes at statutory rates to the tax provision for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                   1997                1996                 1995
                                                               ----------------------------------------------------

Federal statutory rate                                         $    69,510         $    846,091         $   882,843
State income taxes                                                  14,571              149,415             104,000
Utilization of loss carry forward                                 (69,682)             (13,912)           (801,532)
Surtax exemption                                                         -                    -            (11,750)
Book/tax depreciation difference                                    13,838             (48,083)            (34,000)
Post retirement benefits                                          (63,925)               14,507                   -
Other                                                            (116,616)               73,469            (23,961)
                                                               ----------------------------------------------------

Provision for income taxes expense (benefit)                   $ (152,304)         $  1,021,487         $   115,600
                                                               ====================================================

Note 12 - Stockholders' equity

During 1995 the Company adopted a stock option plan for the benefit of certain employees, officers and directors. The number of restricted common shares reserved under the plan is 500,000. The option price on the grant date shall not be less than the fair market value on such date provided that an owner of more than 10% of the common stock shall not have an option granted at a price less than 110% of the fair market value on the date of the grant. During 1995, the Company issued 210,000 options exercisable at $0.50 per share under the plan which expire 50,000 in 1998, 50,000 in 2000 and 110,000 in 2005. During June
1996, the Company granted additional options under the plan for 75,000 shares exercisable at $0.55 for a ten year period. No options were granted for the year ended December 31, 1997.

Following is a summary of the transactions in the plan:

                                                                                                 Weighted
                                                                              Shares         Average Price
                                                                           -------------------------------
Balance, beginning of period                                                            -     $        -
Granted                                                                           210,000           0.50
Canceled                                                                                -              -
Exercised                                                                               -              -
                                                                           -----------------------------
Balance, December 31, 1995                                                        210,000           0.50
Granted                                                                            75,000           0.55
Canceled                                                                                -              -
Exercised                                                                               -              -
                                                                           -----------------------------
Balance, December 31, 1996 and 1997                                               285,000           0.51
                                                                           ==============
Options available at December 31, 1997                                            215,000
                                                                           ==============


SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 12 - Stockholders' equity (continued)

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions; risk-free interest rate of 6.87%; dividend yields of 0%; volatility factor of 2.05%; and a weighted-average expected life of the option of 5.2 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is calculated as of the date of grant. TheCompany's pro forma information follows:

                                                                 1997                1996              1995
                                                          ------------------------------------------------------

Pro forma net income (loss)                               $    (24,740)     $    1,474,969       $  2,433,940
Pro forma earnings per share
     Basic                                                $          0.00   $            0.22    $          0.36
     Diluted                                              $          0.00   $            0.21    $          0.36

During January, 1996 the holder of the 1,200,000 shares of preferred stock of Air Resources Corporation converted these shares into 2,400,000 shares of common stock of Air Resources Corporation. In connection with the recapitalization, the Company agreed to reacquire 80,000 shares of the Air Resources Corporation common stock from a dissenting shareholder for $120,000 in cash. Also during 1996, the Company acquired 71,427 shares of common stock of Air Resources from a former officer.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 13 - Earnings per share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                                   Year Ended December 31,
                                                                     -------------------------------------------------
                                                                           1997             1996              1995
----------------------------------------------------------------------------------------------------------------------
Numerator:
Net income (loss) available to shareholders                           $    (24,740)     $  1,493,675      $  2,480,998
                                                                      =============     ============      ============

Denominator:
Weighted average shares outstanding                                      6,573,639         6,711,733         6,717,666
                                                                      ------------------------------------------------

Basic EPS weighted average shares outstanding                            6,573,639         6,711,733         6,717,666

Effect of dilutive securities:
     Incremental shares attributable to the
        Stock Option Plan                                                   10,509           210,900            52,500
                                                                      ------------------------------------------------

Diluted EPS weighted average shares outstanding                          6,584,148         6,922,633         6,770,166
                                                                      ================================================

Basic earnings per share                                              $          0.00   $          0.22   $          0.37
                                                                      ===============   ===============   ===============

Diluted earnings per share                                           $           0.00 $            0.22  $            0.37
                                                                       ==============   ===============    ===============


SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 14 - Sales to major customers and concentration of credit risk

The Company, whose customers produce raw materials used in the construction industry made sales in excess of 10% of its gross revenues for the year ended December 31, 1997, 1996 and 1995 as follows:

                                                                                            Receivable
     Customer                                              Sales                %            at 12/31
     -------------------------------------------------------------------------------------------------
     1997
        International Paper                             $ 4,423,800             17%         $ 158,681
        Union Camp                                        3,919,989             15            170,026
        Schenectady                                       3,869,340             15             71,964
        Willamette                                        4,715,645             19            113,564

     1996
        International Paper                             $ 4,537,102             16%         $ 108,000
        Union Camp                                        3,865,062             13            162,000
        Schenectady                                       3,521,857             12             57,000
        Willamette                                        7,478,831             26            424,000

     1995
        International Paper                             $ 4,964,000             15%         $ 124,000
        Union Camp                                        3,900,000             12            166,000
        Schenectady                                       5,124,000             15             41,000
        Willamette                                        7,454,000             22            636,000


Note 15 - Commitments and contingencies

In connection with the construction of the formaldehyde production facility in New York State, the Company has entered into a turnkey plant construction agreement with DB Western, Inc., whereby the Company will pay an aggregate of $6,568,100 of construction costs. The Company paid a deposit of $66,000 at October 1, 1996 to initiate the contract. The total amount outstanding at December 31, 1997 was $3,222,100. Construction is currently scheduled for completion in June 1998.

Should the Company be unable to complete the contract, the deposit would be forfeited and any additional costs due and payable incurred by D.B. Western in connection with the project would become due by the Company.

In connection with the new production facility in New York state, the Company entered into an operating lease agreement with D.B. Western, Inc. on September 30, 1997, for a formaldehyde plant adjacent to the Company's facility. The term of the lease is for ten (10) years at a monthly rental payment of $46,139. Rental payments commence ten days after the plant is mechanically operational. The Company anticipates completion of the facility in mid-1998. Based upon completion of the facility on July 1, 1998, the Company estimates lease payments of $276,834 in 1998 and $553,668 for each year from 1999 to 2007. Rental expense for 2008 is estimated to be $276,834.

The Company purchases substantially all of its three raw material components for its resin, formaldehyde, and fertilizer operations from four suppliers. The Company purchased $13,488,767, $15,158,111 and $19,232,831 from these suppliers during 1997, 1996 and 1995 and had a balance due to them of $1,742,592 and $1,089,433 at December 31, 1997 and 1996. The Company believes that alternate sources for its raw materials are readily available.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996


Note 15 - Commitments and contingencies  (concluded)

In April 1997, a shareholders' derivative suit was filed against the Company and certain current and former officers and directors of the Company in State District Court in Denver, Colorado. The suit, which has subsequently been moved to the United States District Court for the District of Colorado, alleges that the defendants engaged in various activities that breached their fiduciary duties to the plaintiffs and/or violated provisions of Colorado law applicable to domestic corporations.

The Special Litigation Committee is currently conducting an investigation into matters that are likely to cause the supplement of its report, initially issued in October 1996. The Company expects to defend the lawsuit to the full extent appropriate, upon resolution of the pending investigation. At this time, management cannot reliably estimate the potential effect of this suit on the financial statements of the Company

During 1993, the Company was made aware of a claim by two former directors requesting that the Company repurchase 381,000 shares of its common stock from said directors pursuant to a reorganization agreement entered into during 1992. Subsequently, one of these former directors sold his holdings of 233,000 common shares. The purchase agreement set the repurchase price at $2.81 per share or an aggregate of $418,280 after considering the above described disposition of shares by the former director. The Company settled these claims by paying these individuals $84,690 in cash in 1995 and by repurchasing 71,427 common shares from one of the individuals for $75,000 in 1996. The Company had accrued the potential maximum liability of $75,000 at December 31, 1995. In addition, the Company repurchased and retired 1,000 shares of common stock from this individual for $1,000.


Note 16 - Pension plan

The Company has a 401(k) retirement plan for the benefit of eligible employees. Contributions are funded by the Company and established by the Board of directors annually. Contributions for 1997, 1996 and 1995 were $166,282, $132,476 and $113,114, respectively.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 17 - Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                                   1997                               1996
                                                    -------------------------------------------------------------------
                                                        Carrying         Est. Fair         Carrying           Est. Fair
                                                          Value            Value             Value              Value
Financial assets
   Cash                                             $     362,685     $     362,685    $      106,072     $     106,072
   Accounts receivable                                  1,222,277         1,222,277         1,446,930         1,446,930
   Notes receivable                                       161,066           161,066           232,062           232,062
   Cash value of annuity                                  171,995           171,995            40,000            40,000

Financial liabilities
   Notes Payable                                        1,341,622         1,341,622         1,420,801         1,420,801
   Long term debt                                       9,598,315         9,598,315         3,402,621         3,402,621
   Post retirement benefit liability                      166,956           166,956            42,667            42,667

Financial instruments with off-balance sheet risk
  Interest rate swap agreement                                  -         (182,921)                 -                 -



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On February 17, 1998, the Board of Directors approved the replacement of James E. Scheifley & Associates, P.C. (formerly Winter, Scheifley & Associates, P.C.) as the independent accountant chosen to audit the Company's financial statements and approved the appointment of Cherry, Bekaert & Holland, L.L.P. as the Company's independent accountant for the 1997 fiscal year. The Company has previously disclosed the appointment to the Commission on a Current Report on Form 8-K dated February 17, 1998.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         Directors. The business experience of the directors of the Company for the past five years is summarized below.

         PHILLIP S. SUMPTER, 58, has been Chairman of the Board of Directors and Chief Executive Officer of both the Company and Spurlock Adhesives since February 11, 1998. Mr. Sumpter has served as a director of the Company since December 1995 and was its Executive Vice President from March 1996 to February 11, 1998. He was a director of Air Resources from December 1995 to July 1996. In March 1996, he was appointed Executive Vice President of Spurlock Adhesives, a subsidiary of the Company and Air Resources. He was in private practice as a business consultant from June 1993 to March 1996. He has also served as Director of Marketing of Monadnock Lifetime Products, Inc., a manufacturer of police protection equipment, since January 1995. Mr. Sumpter was Chairman of the Board of Wibbies, Inc., a manufacturer of children's clothing, from February 1990 to May 1993. In October 1993, Wibbies, Inc. filed a petition for liquidation and sale of assets under Maryland law.

         HAROLD N. SPURLOCK, 73, has served as a director of the Company since January 1996. Mr. Spurlock was Chairman of the Board of Directors and Chief Executive Officer of the Company from January 1996 to August 1996. He served as Chairman of the Board of Directors and Chief Executive Officer of Air Resources from August 1992 to July 1996 and as President from July 1994 to July 1996. He also served as Chairman of the Board of Spurlock Adhesives, which he founded, from November 1989 until August 1996. In August 1996, Mr. Spurlock became a Vice President of Spurlock Adhesives in charge of product development.

         RAYMOND G. TUTTLE, 71, has served as a director of the Company since January 1997. Mr. Tuttle has been in private practice as a commission salesman of structural steel since 1995. Mr. Tuttle has served as Chairman of the Board of Standard Supplies Inc., a manufacturer of fabricated steel located in Rockville, Maryland and as General Manager for approximately the past 13 years. He also served as a member of the Board of Directors of Devlin Lumber, a lumber distributor.

         GLEN S. WHITWER, 53, has served as a director of the Company since August 1996, and has been a principal of Whitwer & Company, Inc., a management consulting firm located in Kensington, Maryland, since September 1994. He was co-owner of Quinn, Whitwer & Co., Inc., a business consultant located in Bethesda, Maryland, from July 1986 to September 1994.

         Executive Officers. The business experience of Phillip S. Sumpter, the Chairman and Chief Executive Officer of the Company, for the past five years is summarized above. The business experience of Irvine R. Spurlock, the President of the Company, for the past five years in summarized below.

         IRVINE R. SPURLOCK, 44, is currently President of the Company. Mr. Spurlock previously served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company from August 1996 to February 11, 1998 and had been a director of the Company from January 1996 to February 11, 1998. Mr. Spurlock was Executive Vice President of the Company from January 1996 to August 1996. He was Executive Vice President of Air Resources from June 1995 to July 1996 and a director from December 1992 to July 1996. Mr. Spurlock has served as President of Spurlock Adhesives since 1989 and was Chairman of the Board of Directors and Chief Executive Officer from August 1996 to February 1998 and a director from 1989 to February 1998.

         Unauthorized Advances to Former Officers and Directors. In early January and early February 1998, the Company discovered that two of its officers and directors, Irvine R. Spurlock and H. Norman Spurlock, Jr., had diverted corporate funds for personal use and that, according to the Company's Special Litigation Committee, a third officer, Warren E. Beam, had colluded in the diversions by Norman Spurlock. For further information on the diversions of corporate funds and the subsequent resignations of these officers and directors, see Item 3., "Legal Proceedings" above.

         The business experience of Irvine R. Spurlock for the past five years is summarized above. The business experience of H. Norman Spurlock, Jr., an executive officer and a director of the Company through January 23, 1998, and Warren E. Beam, Jr., an executive officer of the Company through January 26, 1998, for the past five years is summarized below.

         H. NORMAN SPURLOCK, JR., 36, served as Executive Vice President of the Company from August 1996 to January 23, 1998, and as Secretary and a director of the Company from January 1996 to January 23, 1998. From January 1996 until August 1996, he served as Vice President. Mr. Spurlock was Vice President of Air Resources from March 1994 to July 1996, Secretary from June 1994 to July 1996 and a director from December 1992 to July 1996. He was Treasurer of Air Resources from June 1993 to July 1994. Mr. Spurlock also served as Executive Vice President of Spurlock Adhesives from August 1996 to January 1998 and as Secretary and a director from 1989 to January 1998. From 1989 to August 1996, Mr. Spurlock served as Vice President of Spurlock Adhesives.

         WARREN E. BEAM, JR., CPA, 40, served as Treasurer and Controller of the Company from January 1996 to January 26, 1998. Mr. Beam was Treasurer of Air Resources from July 1994 to July 1996 and Controller from June 1993 to July 1996. Mr. Beam was Treasurer of Spurlock Adhesives from January 1993 to January 1998 and Controller from October 1992 to January 1998.

         Management Appointments. In connection with the resignations of Norman Spurlock and Warren Beam described above, the Company has appointed Kirk J. Passopulo as Secretary of the Company and Lawrence C. Birkholz, CPA, as Interim Controller of the Company.

         Family Relationships. There are no family relationships between any director and executive officer, except that Harold N. Spurlock, a director of the Company, is the father of Irvine R. Spurlock, an executive officer of the Company. Harold N. Spurlock is also the father of H. Norman Spurlock, Jr., a former director and executive officer of the Company.

         Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership of Common Stock with the Securities and Exchange Commission (the "Commission"). Such persons are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file.

         To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company, the Company believes that applicable
Section 16(a) filing requirements were satisfied for events and transactions that occurred in 1997.


Item 11.          Executive Compensation

         The following table summarizes the compensation paid or accrued to the Chief Executive Officer of the Company and its other most highly paid executive officers (the "Named Executive Officers") for the last fiscal year in all capacities in which they served the Company.

                           Summary Compensation Table

                                                                                                         Long Term
                                                                                                       Compensation
                                                                 Annual Compensation                       Award
                                                                 -------------------                       -----

                                                                                                         Securities
              Name and                                                            Other Annual           Underlying
         Principal Position             Year         Salary         Bonus         Compensation            Options
         ------------------             ----         ------         -----         ------------            -------

Phillip S. Sumpter, Chairman and        1997        $180,000         --                (3)                   --
  Chief Executive Officer (1)           1996 (2)    $141,942         --                (3)               50,000 (4)
                                        1995           --            --                --                    --

Irvine R. Spurlock, President (5)       1997        $186,725         --                (3)                   --
                                        1996        $179,880         --                (3)                   --
                                        1995        $186,725     $ 9,060 (6)           (3)               50,000 (4)

Harold N. Spurlock, Vice President      1997        $180,000      $ 50,000             (3)                   --
  of Spurlock Adhesives                 1996        $170,130      $ 50,000             (3)                   --
                                        1995        $194,500         --                (3)                   --

H. Norman Spurlock, Jr., Executive      1997        $182,000         --                (3)                   --
  Vice President and Secretary (7)      1996        $178,835         --                (3)                   --
                                        1995        $181,966     $ 9,060 (6)           (3)               50,000 (4)

----------------
(1) Mr. Sumpter was elected Chairman of the Board and Chief Executive Officer on February 11, 1998. During the fiscal year ended December 31, 1997 and until February 11, 1998, he served as Executive Vice President and Chief Financial Officer.
(2) Represents compensation for Mr. Sumpter's employment with the Company beginning April 1, 1996.
(3) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus shown in the table.
(4) Represents shares of Air Resources' common stock. As of July 26, 1996, these options were automatically converted to options to purchase shares of Common Stock.

(5) Irvine Spurlock served as Chairman of the Board, President and Chief Executive Officer during the fiscal year ended December 31, 1997 and until February 11, 1998. On February 11, 1998, he resigned as Chairman of the Board and Chief Executive Officer but retained his title as President.
(6) Award of 50,000 shares of Air Resources' common stock, the per share fair market value of which was $.1812 based on the average of the average bid and asked prices on the National Daily Quotation Sheets on the date of award.
(7) Norman Spurlock served as Executive Vice President and Secretary during the fiscal year ended December 31, 1997 and until his resignation from the Company on January 23, 1998.


         The executive officers of the Company participate in other benefit plans provided to all full-time employees of the Company who meet eligibility requirements, including group life insurance, hospitalization and major medical insurance.

         Unauthorized Advances to Former Officers and Director. In early January and early February 1998, the Company discovered that two of its officers and directors, Irvine R. Spurlock and H. Norman Spurlock, Jr., had diverted corporate funds for personal use and that, according to the Company's Special Litigation Committee, a third officer, Warren E. Beam, had colluded in the diversions by Norman Spurlock. For further information on the diversions of corporate funds and the subsequent resignations of these officers and directors, see Item 3., "Legal Proceedings" above.

         Option Grants, Exercises and Holdings. The Company did not grant any options to the Named Executive Officers named in the Summary Compensation Table during the fiscal year ended December 31, 1997. In addition, no options were exercised by any of the Named Executive Officers of the Company during the fiscal year ended December 31, 1997.

         The following table sets forth information with respect to unexercised options held by the Named Executive Officers as of December 31, 1997:

                            Fiscal Year End Options


                                              Number of Securities
                                             Underlying Unexercised                   Value of Unexercised
                                                   Options at                         In-the-Money Options
                                                 Fiscal Year End                     at Fiscal Year End (1)
                                                 ---------------                     ----------------------
Name                                     Exercisable       Unexercisable        Exercisable        Unexercisable
----                                     -----------       -------------        -----------        -------------

Phillip S. Sumpter                         50,000                -                   $0                  -

Irvine R. Spurlock                         50,000                -                   $0                  -

H. Norman Spurlock, Jr.                    50,000                -                   $0                  -

(1) The value of unexercised in-the-money options at fiscal year end was calculated by determining the difference between the fair market value of the Company's Common Stock underlying the options on December 31, 1997 per share and the exercise price of the options ($0.50 for Messrs. Spurlock and Spurlock and $0.55 for Mr. Sumpter).


         Compensation of Directors. The Company pays each director who is not an employee of the Company $2,000 per meeting.

         In May 1997, the Company created a Special Litigation Committee, consisting of Messrs. Tuttle and Whitwer, to investigate the allegations contained in a shareholders' derivative suit filed against the

Company and to determine whether maintenance of the derivative proceeding was in the best interests of the Company. Mr. Tuttle was paid $9,990 for his service on the Special Litigation Committee in 1997. Mr. Whitwer was paid $29,523 for his service on the Special Litigation Committee in 1997, and, at Mr. Whitwer's request, the Company paid his compensation directly to Whitwer & Company, Inc., a management consulting firm owned by Mr. Whitwer. For further information on the Special Litigation Committee and the shareholders' derivative suit, see Item 3., "Legal Proceedings," above.

         Employment Agreements. The Company, Spurlock Adhesives and Mr. Sumpter have entered into an employment agreement that provides for his employment as Chairman of the Board of Directors and Chief Executive Officer of the Company and Spurlock Adhesives. The term of the agreement commenced on April 1, 1998 and will end on March 31, 2001, when it will automatically renew for successive terms of one year each unless it is terminated or not renewed by any party. Under the agreement, Mr. Sumpter is entitled to receive annual base compensation of $190,000, subject to annual adjustments by the Company. If the agreement is terminated by the Company and Spurlock Adhesives without cause (as provided in the agreement), Mr. Sumpter will continue to receive his base compensation through the earlier of the last date of the remaining term of the agreement, the date of his death or the date that is 18 months after such termination. If the agreement is terminated by Mr. Sumpter with good reason (as provided in the agreement), Mr. Sumpter will continue to receive his base compensation through the earlier of the last date of the remaining term of the agreement, the date of his death or the date that is 12 months after such termination. In the event of a change of control of the Company and Spurlock Adhesives (as provided in the agreement), Mr. Sumpter will have the option to terminate his employment and will be entitled to receive a lump sum payment equal to one and one half times his total compensation under the agreement.

         The agreement requires Mr. Sumpter to keep in confidence certain trade secrets and confidential information of the Company and Spurlock Adhesives during the term of his employment and for a period of five years thereafter. Mr. Sumpter has further agreed not to remove or retain any documents of Spurlock Adhesives. Also, for so long as Mr. Sumpter is employed by the Company and Spurlock Adhesives and as long as he is receiving any compensation under the agreement, he has agreed not to compete with the Company and Spurlock Adhesives. In connection therewith, Mr. Sumpter has also agreed in the agreement not to solicit employees of the Company and Spurlock Adhesives for a period of 12 months following termination of his employment for any reason.

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

         Bonus. On June 11, 1996, the Board of Directors of Spurlock Adhesives resolved to pay a bonus to Harold Spurlock in the amount of $150,000 to reward his past performance to Spurlock Adhesives, including its favorable operating performance in 1995 and year-to-date 1996. Such bonus was to be paid upon the effectiveness of a new employment contract (described above), September 1, 1996. Subsequently, Spurlock Adhesives and Harold Spurlock agreed, in order to assist the Company in managing its liquidity position, that such bonus be paid over the next three years at $50,000 per year. The 1996 payment was made in December 1996, as is reflected in the Summary Compensation Table above. The 1997 payment has been paid to Harold Spurlock periodically as an addition to his salary under the Employment Agreement described above.

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

         Report  of the  Board  of  Directors  on  Executive  Compensation.  The
Company's compensation policies applicable to its executive officers are administered by the Compensation Committee of the Board of Directors, both member of which are non-employee directors. The goal of the policies is to attract, motivate, reward and retain the management talent required to achieve the Company's business objectives, at compensation levels which are fair and equitable and competitive with those of comparable companies. This goal is furthered by the Board of Directors' policy of linking compensation to individual and corporate performance and by encouraging significant stock ownership by management in order to align the financial interests of management with those of the shareholders.

         The three main components of executive compensation are base salary, annual cash bonus awards, and equity participation in the form of stock options under the Company's 1995 Stock Incentive Plan. Each year the Board of Directors reviews the total compensation package of each executive officer to ensure that it meets the above described goal. As part of this review, the Board of Directors considers corporate performance information, compensation survey data and the recommendations of management.

         Base Salary. Base salaries for executive officers are reviewed annually to determine whether adjustments may be necessary. Factors considered by the Board of Directors in determining base salaries for executive officers include personal performance of the executive officer in light of individual levels of responsibility, the overall performance and profitability of the Company during the preceding year, economic trends that may be affecting the Company, and the competitiveness of the executive officer's salary with the salaries of executive officers in comparable positions at companies of comparable size or operational characteristics. Each factor is weighed in a subjective analysis of the appropriate level of compensation for that executive officer.

         Irvine R. Spurlock served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company during the fiscal year ended December 31, 1997. Mr. Spurlock's base salary for the fiscal year ended December 31, 1997 was $186,725. The salary was set following a thorough review and evaluation by the Board of Directors of Mr. Spurlock's personal performance in light of his management responsibilities, the level of profitability of the Company during the fiscal year ended December 31, 1996, and the competitiveness of Mr. Spurlock's salary to those of other chief executive officers in comparable companies.

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

         1995 Stock Incentive Plan. The incentive plan provides for administration by a committee, which shall include at least two outside directors, or, if no committee is designated by the Board of Directors, by the Board of Directors. On November 20, 1997, the Board of Directors created a Compensation Committee and designated it to administer the plan.

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

         Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, applicable for 1995 and thereafter, generally disallows a tax deduction to public companies for compensation over $1 million paid in any year (not including amounts deferred) to a company's chief executive officer and to the four other most highly compensated officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company believes that all compensation paid in 1997 to such officers is deductible under Section 162(m) because such compensation is less than the threshold amount and is structured in a manner believed to qualify as performance-based compensation not subject to the deduction limit.

                                                 Board of Directors

                                                 Phillip S. Sumpter, Chairman
                                                 Harold N. Spurlock
                                                 Raymond G. Tuttle
                                                 Glen S. Whitwer


         Compensation Committee Interlocks and Insider Participation. Prior to November 20 1997, executive compensation was examined and approved by the entire Board of Directors. On November 20, 1997, the Board of Directors created a compensation committee, consisting of the outside directors, Messrs. Tuttle and Whitwer. Executive compensation is now examined and approved by the Compensation Committee, which then makes recommendations to the Board of Directors. The entire Board of Directors must approve executive compensation. For the fiscal year ended December 31, 1997, the Board of Directors included the following officers and employees of the Company and/or Spurlock Adhesives, who participated in deliberations of the Board of Directors concerning executive officer compensation: Harold N. Spurlock, H. Norman Spurlock, Jr., Irvine R. Spurlock and Phillip S. Sumpter. There were no changes in executive compensation during 1997.

         Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the Company's cumulative total shareholder return (including reinvestment of dividends) on the Common Stock with (a) the S&P's SmallCap 600 Index, representing a broad equity market index assuming reinvestment of dividends, and (b) a cumulative total return, assuming reinvestment of dividends, of a peer group selected by the Company on an industry and line-of-business basis (the "Peer Group"), in each case assuming that $100 is invested on December 31, 1992.

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

Total Shareholder Returns (Dividends Reinvested)

                            ANNUAL RETURN PERCENTAGE
                            Years Ending December 31

Company Name/Index                         1993            1994            1995            1996            1997
------------------                         ----            ----            ----            ----            ----

S&P SmallCap 600 Index                     18.79%          - 4.77%          29.96%         21.32%           23.97%
Peer Group                                 46.05%           39.84%          31.66%        - 8.56%           15.30%
Spurlock Industries, Inc.                 -93.18%            0.00%         333.39%          0.83%          - 0.53%


                               INDEXED RETURNS ($)
                            Years Ending December 31

                                         Base
                                        Period
Company Name/Index                       1992         1993          1994         1995          1996         1997
------------------                       ----         ----          ----         ----          ----         ----

S&P SmallCap 600 Index                   121.04       143.78       136.92        177.95       215.89        267.64
Peer Group                                97.68       142.66       199.50        262.66       240.18        276.93
Spurlock Industries, Inc.                183.33        12.50        12.50         54.17        53.72         53.44


         The Peer Group companies include ChemFirst Inc., Geon Company (included from 1994 forward) and Mississippi Chemical Corp. (included from 1994 forward). These companies were selected by the Company because they are generally in the same industry and line of business as the Company.


Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 1998, by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Company's "Named Executive Officers" set forth in the Summary Compensation Table as disclosed in Item 11 above, and (iv) all of the directors and executive officers of the Company as a group. For the purposes of the following table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Exchange Act, under which, in general, a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days. Except as otherwise indicated (i) each shareholder identified in the table possesses sole voting and investment power with respect to his shares, and (ii) the mailing address of each individual is Spurlock Industries, Inc., 209 West Main Street, Waverly, Virginia 23890.


Name and Address of                                        Common Stock
Beneficial Owner                                        Beneficially Owned             Percent of Class*
----------------                                        ------------------             -----------------
Phillip S. Sumpter (1)                                           80,000                         1.9
Irvine R. Spurlock (2)(3)(4)                                  3,434,800                        51.5
Harold N. Spurlock (2)                                        3,670,800                        54.6
H. Norman Spurlock, Jr. (2)(3)(4)                             3,414,800                        51.1
 1706 Westover Avenue
 Petersburg, VA  23805
Raymond G. Tuttle                                                     0                           0
Glen S. Whitwer                                                       0                           0
Lee Rasmussen                                                   346,283                         5.1
   14945 E. Radcliffe Drive
   Aurora, CO  80015
Executive officers and
  directors as a group (four persons)                         3,900,800                        58.9

-----------------
*Based on 6,527,066 shares of Common Stock outstanding at March 31, 1998.

(1) Includes options to purchase 50,000 shares of Common Stock at $.55 per share pursuant to the 1995 Stock Incentive Plan and 30,000 shares owned by Mr. Sumpter's spouse.
(2) Includes beneficial ownership of 3,364,800 shares held by the Spurlock Family Limited Partnership (the "Partnership"). The general partner of the Partnership is the Spurlock Family Corporation, control of which at March 31, 1998 was held 1/3 each by Harold N. Spurlock, Irvine R. Spurlock and H. Norman Spurlock, Jr. Effective April 8, 1998, Norman Spurlock resigned as an officer and a director of, and relinquished all interest in, the Spurlock Family Corporation.
(3) Pursuant to an agreement between Lloyd B. Putman, H. Norman Spurlock, Jr. and Irvine R. Spurlock, dated January 12, 1996, Irvine and Norman Spurlock each purchased 507,400 shares of Air Resources' common stock from Mr. Putman in consideration of a joint promissory note due in installments ending May 2000. In accordance with the stock purchase agreement, the shares purchased have been pledged as security for the promissory note, but Irvine and Norman Spurlock retained the right to vote their respective shares until an event of default thereunder. Irvine and Norman Spurlock transferred all such shares to the Partnership in 1996.
(4) Includes options to purchase 50,000 shares of Common Stock at $.50 per share pursuant to the 1995 Stock Incentive Plan. The options held by Norman Spurlock expire April 23, 1998.


Item 13.          Certain Relationships and Related Transactions

         Certain Related Transactions. In May 1997, the Company created a Special Litigation Committee, consisting of Messrs. Tuttle and Whitwer, to investigate the allegations contained in a shareholders' derivative suit filed against the Company and to determine whether maintenance of the derivative proceeding was in the best interests of the Company. Mr. Tuttle was paid $9,990 for his service on the Special Litigation Committee in 1997. Mr. Whitwer was paid $29,523 for his service on the Special Litigation Committee in 1997, and, at Mr. Whitwer's request, the Company paid his compensation directly to Whitwer & Company, Inc., a management consulting firm owned by Mr. Whitwer. For further information on the Special Litigation Committee and the shareholders' derivative suit, see Item 3., "Legal Proceedings," above.

         Unauthorized Advances to Former Officers and Director. In early January and early February 1998, the Company discovered that two of its officers and directors, Irvine R. Spurlock and H. Norman Spurlock, Jr., had diverted corporate funds for personal use and that, according to the Company's Special Litigation Committee, a third officer, Warren E. Beam, had colluded in the diversions by Norman

Spurlock. For further information on the diversions of corporate funds and the subsequent resignations of these officers and directors, see Item 3., "Legal Proceedings" above.

         Indebtedness of Management. On June 30, 1995, Harold N. Spurlock, then Chairman of the Board, President and Chief Executive Officer of the Company, received a loan in the amount of $112,500 from Spurlock Adhesives. Principal and interest at 9.0% per annum are payable in five equal annual installments commencing in July 1996, the first of which was paid as agreed. The largest aggregate amount of such debt outstanding during 1997 was $82,500. The balance as of December 31, 1997 was $60,483. The loan relates to the purchase by Mr. Spurlock of certain manufacturing assets in Malvern, Arkansas that were contributed by Mr. Spurlock to Air Resources pursuant to the Spurlock Adhesives Agreement.

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

         Subsequent to December 31, 1993, the financial records of the Company do not reflect the advances to Mr. Spurlock, or any payments made or interest charged thereon. In October, 1997, these advances were discovered as unpaid and unrecognized. The advances were then recognized in the amount of $97,633, Mr. Spurlock was notified and such remaining amount repaid by Mr. Spurlock on October 15, 1997.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      (1)      Financial Statements:

                           (i)      Independent Auditors' Report
                           (ii) Consolidated Balance Sheets as of December 31, 1997 and 1996
                           (iii) Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995
                           (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
                           (v) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
                           (vi)     Notes to Consolidated Financial Statements

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

         10.2 Employment and Retirement Benefit Agreement dated August 21, 1996 by and between Spurlock Adhesives, Inc. and Harold N. Spurlock, as amended by First Amendment thereto dated February 24, 1997 by and between such parties, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

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

         10.7 Indemnification Agreement, dated January 30, 1997, between Spurlock Industries, Inc. and Phillip S. Sumpter, incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

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

         10.11 Indemnification Agreement, dated September 19, 1996, between Spurlock Industries, Inc. and Glen S. Whitwer, incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

         10.12 Indemnification Agreement, dated January 30, 1997 between Spurlock Industries, Inc. and Raymond G. Tuttle, incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

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

         10.17 Letter agreement between Spurlock Adhesives, Inc. and KeyBank of New York dated August 4, 1997, incorporated by reference to
                  Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.18 Promissory Note dated August 13, 1997 from Spurlock Adhesives, Inc. payable to KeyBank of New York, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.19 HCHO/UFC Turnkey Plant "B" Sale Contract - Design, Engineer, Equipment Supply, Construct, and Install Contract dated September 30, 1997 between Spurlock Adhesives, Inc. and D.B. Western, Inc., incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.20 HCHO/UFC Plant "A" - Lease dated September 30, 1997 between Spurlock Adhesives, Inc. and D.B. Western, Inc., incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.21 Guaranty dated September 1, 1997 of Spurlock Industries, Inc. in favor of D.B. Western, Inc., incorporated by reference to
                  Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.22 Guaranty dated September 1, 1997 of Spurlock Industries, Inc. in favor of D.B. Western, Inc., incorporated by reference to
                  Exhibit 10.6 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.23 Guaranty of Payment dated September 30, 1997 of Irvine R. Spurlock for the benefit of D.B. Western, Inc., incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.24 Indenture dated August 13, 1997 between Town of Moreau, New York as grantor and Spurlock Adhesives, Inc. as grantee, incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.25 Indenture dated August 13, 1997 between Town of Moreau, New York, as grantor and Spurlock Adhesives, Inc. as grantee, incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.26 Employment Agreement by and between Spurlock Industries, Inc., Spurlock Adhesives Incorporated [sic] and Phillip S. Sumpter, dated as of March 11, 1996, incorporated by reference to
                  Exhibit 10.17 to Amendment No. 4 to the Registrant's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on April 16, 1998.

         10.27* Employment Agreement by and between Spurlock Industries, Inc., Spurlock Adhesives, Inc. and Phillip S. Sumpter, dated as of April 1, 1998.

         10.28* Deed, dated October 9, 1997, between Spurlock Adhesives, Inc., as Grantor, and the County of Saratoga Industrial Development Agency, as Grantee.

         10.29* Bill of Sale, dated October 1, 1997, from Spurlock Adhesives, Inc., to the County of Saratoga Industrial Development Agency.

         10.30* Trust Indenture, dated October 1, 1997, between the County of Saratoga Industrial Development Agency and Star Bank, N.A.

         10.31* Installment Sale Agreement, dated October 1, 1997, between the County of Saratoga Industrial Development Agency and Spurlock Adhesives, Inc.

         10.32*   Irrevocable  Transferable  Direct Pay Letter of Credit No. NSL
                  792132,   dated  October  10,  1997,  from  KeyBank   National
                  Association in favor of Star Bank, N.A.

         10.33* Letter of Credit Reimbursement Agreement, dated October 1, 1997, between Spurlock Adhesives, Inc. and KeyBank National Association.

         10.34* Pledge and Assignment, dated October 1, 1997, from the County of Saratoga Industrial Development Agency to Star Bank, N.A.

         10.35* Mortgage and Security Agreement, dated October 1, 1997, from the County of Saratoga Industrial Development Agency and Spurlock Adhesives, Inc. to KeyBank National Association.

         10.36* Security Agreement, dated October 1, 1997, between Spurlock Adhesives, Inc., as Debtor, and KeyBank National Association, as Secured Party.

         10.37*   Guaranty of Payment and  Performance,  dated  October 1, 1997,
                  from   Spurlock   Industries,   Inc.,   to  KeyBank   National
                  Association.

         10.38* Remarketing Agreement, dated October 1, 1997, among Spurlock Adhesives, Inc., KeyBank National Association and the County of Saratoga Industrial Development Agency.

         10.39* Pledge and Security Agreement, dated October 1, 1997, between Spurlock Adhesives, Inc. and KeyBank National Association.

         10.40* Payment in Lieu of Tax Agreement, dated October 1, 1997, between the County of Saratoga Industrial Development Agency and Spurlock Adhesives, Inc.

         10.41* Building Loan Agreement, dated October 1, 1997, among KeyBank National Association, Spurlock Adhesives, Inc. and the County of Saratoga Industrial Development Agency.

         10.42*   Tax  Regulatory  Agreement,   dated  October  10,  1997,  from
                  Spurlock Adhesives, Inc., for the benefit of the County of Saratoga Industrial Development Agency and Star Bank, N.A.

         10.43* Deed of Trust and Security Agreement, dated October 1, 1997, from Spurlock Adhesives, Inc. to Otto W. Konrad and Bruce H. Matson, as collective Trustee, for the benefit of KeyBank National Association.

         10.44* Hazardous Substances Indemnity Agreement, dated October 1, 1997, by Spurlock Adhesives, Inc., and Spurlock Industries, Inc., for the benefit of KeyBank National Association.

         10.45* Guaranty, dated October 1, 1997, from Spurlock Industries, Inc., to the County of Saratoga Industrial Development Agency.

         10.46* Performance Bond No. 644927, dated October 9, 1997, issued by Nobel Insurance Company, as Surety, on behalf of D.B. Western, Inc., as Principal, for the benefit of Spurlock Adhesives, Inc., Key Bank and National Bank of Canada, as the Obligees.

         10.47*   Promissory   Note,  dated  October  10,  1997,  from  Spurlock
                  Adhesives, Inc., payable to KeyBank National Association.

         10.48* Settlement Agreement, dated April 8, 1998, among Spurlock Industries, Inc., Spurlock Adhesives, Inc., Spurlock Family Limited Partnership, H. Norman Spurlock, Jr. and Harold N. Spurlock, Sr.

         10.49*   Unconditional  Guaranty,  dated April 8, 1998, given by Harold
                  N. Spurlock, Sr., to Spurlock Adhesives, Inc.

         10.50*   Pledge and Security  Agreement,  dated April 8, 1998,  between
                  Spurlock   Adhesives,   Inc.,  and  Spurlock   Family  Limited
                  Partnership.

         10.51* Promissory Note, dated April 8, 1998, from Spurlock Family Limited Partnership, payable to Spurlock Adhesives, Inc.

         21*      Subsidiaries of the Registrant.

         23.1*    Consent of Cherry, Bekaert & Holland, L.L.P.

         23.2* Consent of James E. Scheifley & Associates, P.C. (formerly Winter, Scheifley & Associates, P.C.), independent auditors

         27*      Financial Data Schedule (filed electronically only).


*  Filed herewith.

         (b)      Reports on Form 8-K.

                  None.

         (c) The exhibits required by Item 601 of Regulation S-K are filed as exhibits to this Form 10-K.

         (d) There are no financial statements of the Company required by Regulation S-X which were excluded from the Annual Report to Shareholders by Rule 14a-3(b).

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SPURLOCK INDUSTRIES, INC.



Date:  April 15, 1998              By:      /s/ Phillip S. Sumpter
                                       ---------------------------
                                          Phillip S. Sumpter
                                          Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  Signature                                       Title                              Date
                  ---------                                       -----                              ----



          /s/ Phillip S. Sumpter                      Chairman and Chief Executive              April 15, 1998
-------------------------------------------     Officer and Director (Principal Executive
             Phillip S. Sumpter                           and Financial Officer)


         /s/ Lawrence C. Birkholz                              Controller                       April 15, 1998
-------------------------------------------          (Principal Accounting Officer)
            Lawrence C. Birkholz


          /s/ Harold N. Spurlock                                Director                        April 15, 1998
-------------------------------------------
             Harold N. Spurlock


           /s/ Raymond G. Tuttle                                Director                        April 15, 1998
-------------------------------------------
              Raymond G. Tuttle


            /s/ Glen S. Whitwer                                 Director                        April 15, 1998
-------------------------------------------
               Glen S. Whitwer


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

         10.2 Employment and Retirement Benefit Agreement dated August 21, 1996 by and between Spurlock Adhesives, Inc. and Harold N. Spurlock, as amended by First Amendment thereto dated February 24, 1997 by and between such parties, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

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

         10.7 Indemnification Agreement, dated January 30, 1997, between Spurlock Industries, Inc. and Phillip S. Sumpter, incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

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

         10.11 Indemnification Agreement, dated September 19, 1996, between Spurlock Industries, Inc. and Glen S. Whitwer, incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

         10.12 Indemnification Agreement, dated January 30, 1997 between Spurlock Industries, Inc. and Raymond G. Tuttle, incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

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

         10.17 Letter agreement between Spurlock Adhesives, Inc. and KeyBank of New York dated August 4, 1997, incorporated by reference to
                  Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.18 Promissory Note dated August 13, 1997 from Spurlock Adhesives, Inc. payable to KeyBank of New York, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.19 HCHO/UFC Turnkey Plant "B" Sale Contract - Design, Engineer, Equipment Supply, Construct, and Install Contract dated September 30, 1997 between Spurlock Adhesives, Inc. and D.B. Western, Inc., incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.20 HCHO/UFC Plant "A" - Lease dated September 30, 1997 between Spurlock Adhesives, Inc. and D.B. Western, Inc., incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.21 Guaranty dated September 1, 1997 of Spurlock Industries, Inc. in favor of D.B. Western, Inc., incorporated by reference to
                  Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.22 Guaranty dated September 1, 1997 of Spurlock Industries, Inc. in favor of D.B. Western, Inc., incorporated by reference to
                  Exhibit 10.6 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.23 Guaranty of Payment dated September 30, 1997 of Irvine R. Spurlock for the benefit of D.B. Western, Inc., incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.24 Indenture dated August 13, 1997 between Town of Moreau, New York as grantor and Spurlock Adhesives, Inc. as grantee, incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.25 Indenture dated August 13, 1997 between Town of Moreau, New York, as grantor and Spurlock Adhesives, Inc. as grantee, incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

         10.26 Employment Agreement by and between Spurlock Industries, Inc., Spurlock Adhesives Incorporated [sic] and Phillip S. Sumpter, dated as of March 11, 1996, incorporated by reference to
                  Exhibit 10.17 to Amendment No. 4 to the Registrant's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on April 16, 1998.

         10.27* Employment Agreement by and between Spurlock Industries, Inc., Spurlock Adhesives, Inc. and Phillip S. Sumpter, dated as of April 1, 1998.

         10.28* Deed, dated October 9, 1997, between Spurlock Adhesives, Inc., as Grantor, and the County of Saratoga Industrial Development Agency, as Grantee.

         10.29* Bill of Sale, dated October 1, 1997, from Spurlock Adhesives, Inc., to the County of Saratoga Industrial Development Agency.

         10.30* Trust Indenture, dated October 1, 1997, between the County of Saratoga Industrial Development Agency and Star Bank, N.A.

         10.31* Installment Sale Agreement, dated October 1, 1997, between the County of Saratoga Industrial Development Agency and Spurlock Adhesives, Inc.

         10.32*   Irrevocable  Transferable  Direct Pay Letter of Credit No. NSL
                  792132,   dated  October  10,  1997,  from  KeyBank   National
                  Association in favor of Star Bank, N.A.

         10.33* Letter of Credit Reimbursement Agreement, dated October 1, 1997, between Spurlock Adhesives, Inc. and KeyBank National Association.

         10.34* Pledge and Assignment, dated October 1, 1997, from the County of Saratoga Industrial Development Agency to Star Bank, N.A.

         10.35* Mortgage and Security Agreement, dated October 1, 1997, from the County of Saratoga Industrial Development Agency and Spurlock Adhesives, Inc. to KeyBank National Association.

         10.36* Security Agreement, dated October 1, 1997, between Spurlock Adhesives, Inc., as Debtor, and KeyBank National Association, as Secured Party.

         10.37*   Guaranty of Payment and  Performance,  dated  October 1, 1997,
                  from   Spurlock   Industries,   Inc.,   to  KeyBank   National
                  Association.

         10.38* Remarketing Agreement, dated October 1, 1997, among Spurlock Adhesives, Inc., KeyBank National Association and the County of Saratoga Industrial Development Agency.

         10.39* Pledge and Security Agreement, dated October 1, 1997, between Spurlock Adhesives, Inc. and KeyBank National Association.

         10.40* Payment in Lieu of Tax Agreement, dated October 1, 1997, between the County of Saratoga Industrial Development Agency and Spurlock Adhesives, Inc.

         10.41* Building Loan Agreement, dated October 1, 1997, among KeyBank National Association, Spurlock Adhesives, Inc. and the County of Saratoga Industrial Development Agency.

         10.42*   Tax  Regulatory  Agreement,   dated  October  10,  1997,  from
                  Spurlock Adhesives, Inc., for the benefit of the County of Saratoga Industrial Development Agency and Star Bank, N.A.

         10.43* Deed of Trust and Security Agreement, dated October 1, 1997, from Spurlock Adhesives, Inc. to Otto W. Konrad and Bruce H. Matson, as collective Trustee, for the benefit of KeyBank National Association.

         10.44* Hazardous Substances Indemnity Agreement, dated October 1, 1997, by Spurlock Adhesives, Inc., and Spurlock Industries, Inc., for the benefit of KeyBank National Association.

         10.45* Guaranty, dated October 1, 1997, from Spurlock Industries, Inc., to the County of Saratoga Industrial Development Agency.

         10.46* Performance Bond No. 644927, dated October 9, 1997, issued by Nobel Insurance Company, as Surety, on behalf of D.B. Western, Inc., as Principal, for the benefit of Spurlock Adhesives, Inc., Key Bank and National Bank of Canada, as the Obligees.

         10.47*   Promissory   Note,  dated  October  10,  1997,  from  Spurlock
                  Adhesives, Inc., payable to KeyBank National Association.

         10.48* Settlement Agreement, dated April 8, 1998, among Spurlock Industries, Inc., Spurlock Adhesives, Inc., Spurlock Family Limited Partnership, H. Norman Spurlock, Jr. and Harold N. Spurlock, Sr.

         10.49*   Unconditional  Guaranty,  dated April 8, 1998, given by Harold
                  N. Spurlock, Sr., to Spurlock Adhesives, Inc.

         10.50*   Pledge and Security  Agreement,  dated April 8, 1998,  between
                  Spurlock   Adhesives,   Inc.,  and  Spurlock   Family  Limited
                  Partnership.

         10.51* Promissory Note, dated April 8, 1998, from Spurlock Family Limited Partnership, payable to Spurlock Adhesives, Inc.

         21*      Subsidiaries of the Registrant.

         23.1*    Consent of Cherry, Bekaert & Holland, L.L.P.

         23.2* Consent of James E. Scheifley & Associates, P.C. (formerly Winter, Scheifley & Associates, P.C.), independent auditors

         27*      Financial Data Schedule (filed electronically only).


*  Filed herewith.