Form 10-Q/A
period 1997-03-31
SPURLOCK INDUSTRIES INC
filed 1998-05-15
CIK 1008615

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A


                                 AMENDMENT NO. 1
                                       to
                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                                                Number of Shares Outstanding
      Class                                           as of March 31, 1997
Common Stock, no par value                                  6,573,639

                          Reasons for Amendment No. 1

         During the first quarter of 1998, it was discovered that certain of the accounting records of Spurlock Industries, Inc. (the "Company"), and the records of its predecessor companies, had been falsified commencing as early as 1992. Accordingly, the Company's financial statements for the fiscal year ended December 31, 1996 and the three months ended March 31, 1997, as presented herein, have been restated to reflect the correction of these fraudulent acts. The restatement primarily involves the reclassification of expenses, with limited impact on previously reported earnings. See Note 6 of the Notes to Consolidated Financial Statements in Part I., Item 1., below. A detailed discussion of the events surrounding these fraudulent acts has been previously reported in Amendment No. 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on April 16, 1998.

                            SPURLOCK INDUSTRIES, INC.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                           March 31, 1997    December 31, 1996
                                           --------------    -----------------

ASSETS
Current assets:
   Cash and cash equivalents                    $11,714             $106,072
   Accounts receivable - trade                1,608,989            1,446,930
   Other accounts receivable                     18,890                8,718
   Accounts and notes receivable
         - officers current portion              38,595               38,595
   Inventories                                  693,350              541,632
   Prepaid income taxes                          72,477               72,477
   Prepaid expenses                             134,895               74,490
                                             ----------          -----------

         Total Current Assets                 2,578,910            2,288,914

   Property, plant and equipment, net
         of accumulated depreciation of
         $4,305,767 and $4,430,833            9,526,116            9,378,290

  Other assets:
         Accounts and notes receivable -
                  officers                      187,507              193,467
         Investments                            150,000              150,000
         Other                                  269,386              259,736
                                             ----------          -----------

                                                606,893              603,203
                                             ----------          -----------

         Total Assets                      $ 12,711,919          $12,270,407
                                           ============         ============

                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)




                                                     March 31, 1997      December 31, 1996
                                                     --------------      -----------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable - Line of Credit                        $1,638,428           $1,420,801
  Current portion of long-term debt                      1,096,432            1,029,090
  Accounts payable                                       1,888,303            1,678,442
  Accrued expenses                                         267,176              260,527
                                                      ------------          -----------

         Total current liabilities                       4,890,339            4,388,860

Long-term debt                                           3,112,225            3,402,621
Deferred tax liability                                     143,476              143,476
Income tax liability                                        66,773                    -
Post retirement benefit liability                           74,667               42,667

Stockholders' equity
  Common stock, no par value, 50,000,000 shares
    authorized, 6,573,639 shares issued and
    outstanding                                          4,808,814            4,808,814
  Retained earnings                                      (384,375)            (516,031)
                                                      ------------          -----------

         Total equity                                    4,424,439            4,292,783
                                                      ------------          -----------

         Total liabilities and stockholders' equity    $12,711,919          $12,270,407


See accompanying notes to unaudited consolidated financial statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                   1997                      1996
                                                                   ----                      ----
Revenues:
  Net sales                                                      $5,961,288                $7,473,167
  Cost of sales                                                   4,512,915                 5,471,222
                                                                 ----------                ----------

         Gross profit                                             1,448,373                 2,001,945

Selling, general and administrative expenses                      1,182,082                 1,017,729
                                                                 ----------                ----------

         Income(loss) from operations                               266,291                   984,216

Other income and (expense):
Other income                                                         13,991                     9,604
Interest expense                                                   (35,197)                 (109,337)
                                                                 ----------                ----------

Net income before income taxes                                      225,085                   884,483

Provision for income taxes                                           66,773                   353,793
                                                                 ----------                ----------

Net income (loss)                                                  $158,312                  $530,690
                                                                 ==========                ==========

Net income (loss) per share                                           0.024                     0.077
                                                                 ==========                ==========

Average shares outstanding                                        6,573,639                 6,725,066
                                                                 ==========                ==========


See accompanying notes to unaudited consolidated financial statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1997 and 1996


                                                                         Three Months Ended
                                                                              March 31,

                                                                   1997                        1996
                                                                   ----                        ----

Cash flows from operating activities:

Net income (loss)                                                  $158,312                   $530,690

  Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                               249,000                    143,950
                                                                  ---------                -----------

       Total from operations                                        407,312                    674,640

Change in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                         (172,231)                     41,196
       Inventories                                                (151,718)                   (50,386)
      Prepaid expenses                                             (60,405)                   (89,755)
      Fixed assets                                                (331,059)                  (335,535)
      Other assets                                                 (96,113)                    174,197

    (Decrease) increase in liabilities:
      Accounts payable and accrued expenses                         216,510                   (67,029)
      Notes and loans payable                                       (5,427)                  (392,399)
      Deferred tax liability                                         66,773                    243,894
      Other liabilities                                              32,000                          -
                                                                  ---------                 ----------

      Total adjustments                                           (501,670)                  (475,817)
                                                                  ---------                 ----------


Net cash provided by (used in) operating
activities                                                         (94,358)                    198,823

Cash and cash equivalents, beginning of
period                                                              106,072                    450,751
                                                                  ---------                 ----------

Cash and cash equivalents, end of period                            $11,714                   $649,574
                                                                  =========                 ==========
  See accompanying notes to unaudited consolidated financial statements.


                            SPURLOCK INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1997

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

(2) The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

(3) Income taxes were computed using a statutory rate of 34% net of the effects of federal surtax exemptions and deductions for state income taxes.

(4) Income (loss) per share was computed using the weighted average number of common shares outstanding of 6,573,539 shares.

(5) As of March 31, 1997 and December 31, 1996, inventories consisted of the following:

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


(6)      Restatement of Financial Statements

         In January, 1998, the Company discovered that financial information regarding payments on a note receivable from an executive officer and director of the Company and the payment of travel and related expenses of this individual had been falsified to intentionally mislead management concerning their propriety. Subsequent to this discovery, another executive officer and director admitted that expenses recorded as equipment and other expenses charged on the Company credit card were personal in nature. An independent investigation confirmed that these acts were conducted through apparent collusion with another officer of the Company. Accounting records of the Company, and its predecessor companies, were falsified commencing as early as 1992. After restatement, the pretax effect for the three months ended March 31, 1997 of the overstatement of selling, general and administrative expenses related to the misappropriation amounted to $15,484, and the understatement of interest income amounted to $13,211, all of which is deemed immaterial. Since learning of the misappropriation, the Company has taken actions intended to prevent a recurrence of this situation.

         The Company's fiscal 1996 financial statements and interim financial statements for the three months ended March 31, 1997 have been restated to reflect the correction of the misappropriations. The effect of the restatement is as follows:

                                            For the three months ended March 31, 1997

                                                   Previously           Restated
                                                   Reported
Property, Plant and Equipment                       9,591,884           9,526,116
Accumulated Depreciation                            4,313,075           4,305,767
Accounts and Notes Receivable - officers               93,044             187,507
Interest Income                                           780              13,991
Selling, General and Administrative Expenses         (70,681)            (55,197)

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

Results of Operations

For the three months ended March 31, 1997, the Company generated net income after tax of $158,312 or $0.024 per share (on a fully diluted basis) as compared to net income of $530,690 or $0.077 per share of common stock, for the same period last year.

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

Interest expense was $55,197 or 0.9% of net sales as compared to $109,337 or 1.5% of net sales in first quarter 1996. Although average borrowings under the Registrant's line of credit were somewhat lower in the first quarter of 1997 versus the comparable period in 1996, total average outstandings were approximately $1,000,000 higher due to additional term borrowings relating to the Registrant's purchase of the Waverly, Virginia formaldehyde plant. However, significantly reduced borrowing rates under the new credit facilities entered into by the Registrant in July 1996 resulted in significantly lower interest expense overall.

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

Cash Flow

Net cash provided by operating activities was $407,312 and $674,640 for the three months ended March 31, 1997 and 1996, respectively. The reduced cash flow from operations during the 1997 period resulted from lower net income. Depreciation accounted for $249,000 of such cash flow, a substantial increase from the $143,950 in the 1996 period, as a result of increased depreciation expense relating to the purchase of the Waverly formaldehyde plant.


Cash from operations was supplemented by a net increase in liabilities of $309,856, comprised primarily of increases in accounts payable and accrued expenses, deferred tax liability and other liabilities. Cash was invested in the above-described increase in accounts receivable and inventories, and an increase in fixed assets of approximately $330,000.

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

                                    SPURLOCK INDUSTRIES, INC.
                                    (Registrant)


Dated: May 14, 1998                 By: /s/ Phillip S. Sumpter
       ------------                     ----------------------
                                    Phillip S. Sumpter
                                    Chairman and Chief Executive Officer
                                    (Principal Executive and Financial Officer)

                            SPURLOCK INDUSTRIES, INC.
                                  Exhibit Index


              Exhibit No.       Description

                  11            Statement re: Computation of Per Share Earnings

                  27            Financial Data Schedule