Form 10-Q/A
period 1997-06-30
SPURLOCK INDUSTRIES INC
filed 1998-05-15
CIK 1008615

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

                                             Number of Shares Outstanding
        Class                                     as of June 30, 1997
Common Stock, no par value                             6,573,639

                           Reasons for Amendment No. 1

         During the first quarter of 1998, it was discovered that certain of the accounting records of Spurlock Industries, Inc. (the "Company"), and the records of its predecessor companies, had been falsified commencing as early as 1992. Accordingly, the Company's financial statements for the fiscal year ended December 31, 1996 and the three and six months ended June 30, 1997, as presented herein, have been restated to reflect the correction of these fraudulent acts. The restatement primarily involves the reclassification of expenses, with limited impact on previously reported earnings. See Note 6 of the Notes to Consolidated Financial Statements in Part I., Item 1., below. A detailed discussion of the events surrounding these fraudulent acts has been previously reported in Amendment No. 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on April 16, 1998.

                            SPURLOCK INDUSTRIES, INC.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                         June 30, 1997     December 31, 1996
                                         -------------     -----------------

ASSETS
Current assets:
   Cash and cash equivalents               $   148,827           $   106,072
   Accounts receivable - trade               1,497,014             1,446,930
   Other accounts receivable                         -                 8,718
   Accounts and notes receivable
         - officers current portion             38,595                38,595
   Inventories                                 680,988               541,632
   Prepaid income taxes                        149,969                72,477
   Prepaid expenses                            278,747                74,490
                                           -----------           -----------

         Total current assets                2,794,140             2,288,914

   Property, plant and equipment, net
         of accumulated depreciation of
         $4,452,689 and $4,430,833          10,693,233             9,378,290

  Other assets:
         Accounts and notes receivable -
                  officers                     183,905               193,467
         Investments                           150,000               150,000
         Other                                 209,784               259,736
                                           -----------           -----------

                                               543,689               603,203
                                           -----------           -----------

         Total assets                      $14,031,062           $12,270,407
                                           ===========           ===========

                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)




                                          June 30, 1997       December 31, 1996
                                          -------------       -----------------


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Notes payable - line of credit                 $ 1,448,843       $ 1,420,801
  Current portion of long-term debt                1,010,633         1,029,090
  Accounts payable                                 1,630,713         1,678,442
  Accrued expenses                                   380,317           260,527
                                                 -----------       -----------

         Total current liabilities                 4,470,506         4,388,860

Long-term debt                                     4,472,829         3,402,621
Deferred tax liability                               143,476           143,476
Income tax liability                                 207,042                 -
Post retirement benefit liability                    106,668            42,667

Stockholders' equity
  Common stock, no par value, 50,000,000 shares
    authorized, 6,573,639 shares issued and
    outstanding                                    4,808,814         4,808,814
  Retained earnings                                 (178,273)         (516,031)
                                                 -----------       -----------

         Total equity                              4,630,541         4,292,783
                                                 -----------       -----------

         Total liabilities and stockholders      $14,031,062       $12,270,407



See accompanying notes to unaudited consolidated financial statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Operations
                       For the Three and Six Months Ended
                             June 30, 1997 and 1996
                                   (Unaudited)

                                                    Three Months Ended                         Six Months Ended
                                                         June 30,                                   June 30,

                                               1997                 1996                    1997                 1996
                                               ----                 ----                    ----                 ----

  Revenues:
    Net sales                                $7,284,661           $7,914,276             $13,245,949         $15,387,443

    Cost of sales                             5,399,182            5,696,702               9,912,097          11,167,924
                                             ----------            ---------               ---------          ----------

           Gross profit                       1,885,479            2,217,574               3,333,852           4,219,519

  Selling, general and
  administrative expenses                     1,285,993            1,008,090               2,468,075           2,025,819
                                              ---------           ----------              ----------           ---------


  Income(loss) from operations                  599,486            1,209,484                 865,777           2,193,700

  Other income and (expense):
  Other income                                   10,596               25,216                  24,587              34,820
  Other expense                                (58,721)              (5,000)                (58,721)             (5,000)
  Interest expense                            (204,990)            (145,781)               (260,187)           (255,118)
                                              ---------              -------               ---------           ---------

  Net income before income taxes                346,371            1,083,919                 571,456           1,968,402


  Provision for income taxes                    140,269              399,908                 207,042             753,701
                                                -------             --------                --------            --------

  Net income (loss)                            $206,102             $684,011                $364,414          $1,214,701
                                               ========            =========               =========         ===========

  Net income (loss) per share                      0.03                 0.10                    0.06                0.18
                                                   ====                =====                   =====                ====

  Average shares outstanding                  6,573,639            6,725,066               6,573,639           6,725,066
                                              =========           ==========              ==========          ==========



See accompanying notes to unaudited consolidated financial statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1996

                                                         Six Months Ended
                                                              June 30,
                                                      1997              1996
                                                      ----              ----

Cash flows from operating activities:

Net income (loss)                                   $   364,414     $ 1,214,701

  Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                   492,000         293,210
                                                    -----------     -----------

       Total from operations                            856,414       1,507,911

Change in assets and liabilities:
    (increase) decrease in assets:
      Accounts receivable                               (41,366)       (267,754)
      Inventories                                      (139,356)         93,848
      Prepaid expenses                                 (281,749)       (275,716)
      Fixed assets                                   (1,741,176)       (544,753)
      Other assets                                      (32,909)       (304,913)

    (Decrease) increase in liabilities:
      Accounts payable and accrued expenses              72,061        (440,844)
      Notes and loans payable                         1,079,793        (390,124)
      Deferred tax liability                            207,042         643,801
      Other liabilities                                  64,001               -
                                                    -----------     -----------
      Total adjustments                                (813,659)     (1,486,455)
                                                    -----------     -----------

Net cash provided by (used in) operating
activities                                               42,755          21,456

Cash and cash equivalents, beginning of
period                                                  106,072         450,751
                                                    -----------     -----------

Cash and cash  equivalents,  end of period             $148,827        $472,207
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

(4) Income (loss) per share was computed using the weighted average number of common shares outstanding of 6,573,639 shares.

(5) As of June 30, 1997 and December 31, 1996, inventories consisted of the following:

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


(6)      Restatement of Financial Statements

         In January, 1998, the Company discovered that financial information regarding payments on a note receivable from an executive officer and director of the Company and the payment of travel and related expenses of this individual had been falsified to intentionally mislead management concerning their propriety. Subsequent to this discovery, another executive officer and director admitted that expenses recorded as equipment and other expenses charged on the Company credit card were personal in nature. An independent investigation confirmed that these acts were conducted through apparent collusion with another officer of the Company. Accounting records of the Company, and its predecessor companies, were falsified commencing as early as 1992. After restatement, the pretax effect for the six months ended June 30, 1997 of the overstatement of selling, general and administrative expenses related to the misappropriation amounted to $15,484, and the understatement of interest income amounted to $15,251, all of which is deemed immaterial. Since learning of the misappropriation, the Company has taken actions intended to prevent a recurrence of this situation.

         The Company's fiscal 1996 financial statements and interim financial statements for the six months ended June 30, 1997 have been restated to reflect the correction of the misappropriations. The effect of the restatement is as follows:

                                            For the six months ended June 30, 1997

                                                  Previously          Restated
                                                  Reported
Property, Plant and Equipment                     10,759,001          10,693,233
Accumulated Depreciation                           4,459,997           4,452,689
Accounts and Notes Receivable - officers              87,402             183,905
Interest Income                                        9,336              24,587
Selling, General and Administrative Expenses        (74,205)            (58,721)

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

Results of Operations

For the six months ended June 30, 1997, the Company generated net income after tax of $364,414 or $0.06 per share (on a fully diluted basis) as compared to net income of $1,214,701 or $0.181 per share of common stock, for the same period last year. Net income for the second quarter was $206,102 or $0.030 per share (on a fully diluted basis) as compared to net income of $684,011 or $0.099 per share of common stock, for the same period last year.

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

Interest expense was $204,990 or 2.8% of net sales as compared to $145,781 or 1.8% of net sales in second quarter 1996. Interest expense was $260,187 or 2.0% of net sales as compared to $255,118 or 1.7% for the six month period. Although average borrowings under the Registrant's line of credit were somewhat lower in the second quarter of 1997 versus the comparable period in 1996, total average outstandings were approximately $3,500,000 higher due to additional term borrowings relating to the Registrant's purchase of the Waverly, Virginia formaldehyde plant and the new New York facility. Significantly reduced borrowing rates under the new credit facilities entered into by the Registrant in July 1996 tempered the growth in overall interest expense.


Other expense was $58,721 or 0.8% of net sales in the quarter and six month period ending June 30, 1997 as compared to $5,000 or 0.6% of net sales for the comparable 1996 periods. This increase was due primarily to the settlement of a contract dispute from 1991 related to the dissolved aircraft business.

The Company accrues for income taxes at an effective rate of 34% inclusive of the deduction for state income tax. The tax accrual for the second quarter of 1997 is $140,269 as compared to $399,908 for the same period last year, owing to reduced taxable income.

Liquidity and Capital Resources

Working Capital

At June 30, 1997 working capital was ($1,676,366), an increase of $423,580 from the prior year's period. Increased product shipments and orders at quarter end caused accounts receivable and inventories to increase $41,366 and $139,356, respectively, from December 31, 1996.

Cash Flow

Net cash provided by operating activities was $856,414 and $1,507,911 for the six months ended June 30, 1997 and 1996, respectively. The reduced cash flow from operations during the 1997 period resulted from lower net income. Depreciation accounted for $492,000 of such cash flow, a substantial increase from the $293,210 in the 1996 period, as a result of increased depreciation expense relating to the purchase of the Waverly formaldehyde plant.


Cash from operations was supplemented by a net increase in liabilities of $1,325,987, comprised primarily of increases of $1,079,793 in long term debt, $72,061 in accounts payable and accrued expenses, and $207,042 in income tax liability. Cash was invested in the above-described increase in accounts receivable, inventories, and an increase in fixed assets of approximately $1,800,000. The increase in fixed assets was attributable to payments made for the New York facility. See "New York Expansion" below. Prepaids also increased by $281,749, which was comprised of prepayment of health insurance claims funds and, as well as, fire, liability and workmen's compensation insurance premiums.

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