Form 10-Q/A
period 1997-09-30
SPURLOCK INDUSTRIES INC
filed 1998-05-15
CIK 1008615

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A


                                 AMENDMENT NO. 1

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

                                                    Number of Shares Outstanding
         Class                                        as of September 30, 1997
Common Stock, no par value                                     6,573,639

                          Reasons for Amendment No. 1

         During the first quarter of 1998, it was discovered that certain of the accounting records of Spurlock Industries, Inc. (the "Company"), and the records of its predecessor companies, had been falsified commencing as early as 1992. Accordingly, the Company's financial statements for the fiscal year ended December 31, 1996 and the three and nine months ended September 30, 1997, as presented herein, have been restated to reflect the correction of these fraudulent acts. The restatement primarily involves the reclassification of expenses, with limited impact on previously reported earnings. See Note 6 of the Notes to Consolidated Financial Statements in Part I., Item 1., below. A detailed discussion of the events surrounding these fraudulent acts has been previously reported in Amendment No. 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on April 16, 1998.

                            SPURLOCK INDUSTRIES, INC.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                          September 30, 1997   December 31, 1996
                                          ------------------   -----------------

ASSETS
Current assets:
 Cash and cash equivalents                   $   420,161         $   106,072
 Accounts receivable - trade                   1,449,603           1,446,930
 Other accounts receivable                             -               8,718
 Accounts and notes receivable
       - officers current portion                 21,625              38,595
 Inventories                                     520,706             541,632
 Prepaid income taxes                            157,213              72,477
 Prepaid expenses                                186,876              74,490
                                             -----------         -----------

       Total current assets                    2,756,184           2,288,914

 Property, plant and equipment, net
       of accumulated depreciation of
       $4,695,690 and $4,430,833              10,711,268           9,378,290

Other assets:
       Accounts and notes receivable -
           officers                              185,943             193,467
       Investments                               150,000             150,000
       Other                                     213,560             259,736
                                             -----------         -----------

                                                 549,503             603,203
                                             -----------         -----------

       Total assets                          $14,016,955         $12,270,407
                                             ===========         ===========

                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)



                                                                 September 30, 1997    December 31, 1996
                                                                 ------------------    -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - line of credit                                   $  1,424,717          $  1,420,801
  Current portion of long-term debt                                   1,009,716             1,029,090
  Accounts payable                                                    1,832,260             1,678,442
  Accrued expenses                                                      437,078               260,527
                                                                   ------------          ------------

         Total current liabilities                                    4,703,771             4,388,860

Long-term debt                                                        4,197,977             3,402,621
Deferred tax liability                                                  143,476               143,476
Income tax liability                                                    210,088                     -
Post retirement benefit liability                                       124,155                42,667

Stockholders' equity
  Common stock, no par value, 50,000,000 shares
    authorized, 6,573,639 shares issued and
    outstanding                                                       4,808,814             4,808,814
  Retained earnings                                                    (171,326)             (516,031)
                                                                   ------------          ------------

         Total equity                                                 4,637,488             4,292,783
                                                                   ------------          ------------

         Total liabilities and stockholders' equity                $ 14,016,955          $ 12,270,407
                                                                   ============          ============



See accompanying notes to unaudited consolidated financial statements

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Operations
                       For the Three and Nine Months Ended
                           September 30, 1997 and 1996
                                   (Unaudited)


                                     Three Months Ended               Nine Months Ended
                                       September 30,                     September 30,

                                   1997             1996            1997            1996
                                   ----             ----            ----            ----
Revenues:
  Net sales                    $  5,559,514    $  6,693,069    $ 18,805,463    $ 22,080,512
  Cost of sales                   4,065,501       4,995,558      13,977,598      16,163,482
                               ------------    ------------    ------------    ------------

         Gross profit             1,494,013       1,697,511       4,827,865       5,917,030

Selling, general and
administrative expenses           1,238,988       1,166,518       3,707,063       3,192,337
                               ------------    ------------    ------------    ------------

Income(loss) from operations        255,025         530,993       1,120,802       2,724,693

Other income and (expense):
Other income                          4,329          15,959          28,916          50,779
Other expense                       (77,859)         (9,412)       (136,580)        (14,412)
Interest expense                   (171,502)       (202,793)       (431,689)       (457,911)
                               ------------    ------------    ------------    ------------
Net income before income
taxes                                 9,993         334,747         581,499       2,303,149

Provision for income taxes            3,046         128,175         210,088         881,876
                               ------------    ------------    ------------    ------------
Net income (loss)              $      6,947    $    206,572    $    371,361    $  1,421,273
                               ============    ============    ============    ============
Net income (loss) per share           0.001           0.031           0.056           0.211
                               ============    ============    ============    ============

Average shares outstanding        6,573,639       6,725,066       6,573,639       6,725,066
                               ============    ============    ============    ============


See accompanying notes to unaudited consolidated financial statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1997 and 1996


                                                                    Nine Months Ended
                                                                      September 30,
                                                                  1997            1996
                                                                  ----            ----
Net income (loss)                                             $   371,361    $ 1,421,273
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                 735,000        492,720
     (Increase) decrease in accounts receivable                     6,045        148,653
     (Increase) decrease in inventories                            20,926        (66,584)
     (Increase) decrease in prepaid expenses                     (112,386)      (192,535)
     (Increase) decrease in other assets                          (38,560)      (665,673)
     Increase (decrease) in accounts payable
       and accrued expenses                                       330,369       (134,403)
     Increase (decrease) in deferred tax liability                210,088        771,976
     Increase (decrease) in other liabilities                      81,488              -
                                                              -----------    -----------

       Total adjustments                                        1,232,970        354,154
                                                              -----------    -----------

Net cash provided by (used in) operating
  activities                                                    1,604,331      1,775,427

Investing Activities:
     Purchase of fixed assets                                  (2,100,747)    (4,115,711)
     Repayment of officer advances                                 30,613              -
                                                              -----------    -----------

Net cash provided by (used in) investing
  activities                                                   (2,070,134)    (4,115,711)

Financing activies:
    Proceeds of new borrowings                                  1,603,910      3,600,000
    Repayment of notes and loans                                 (824,018)    (1,650,512)
                                                              -----------    -----------

Net cash provided by (used in) financing
  activities                                                      779,892      1,949,488

Net increase in cash and cash equivalents                         314,089       (390,796)
Beginning Cash                                                    106,072        450,751
                                                              -----------    -----------

Ending cash                                                   $   420,161    $    59,955
                                                              -----------    -----------


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

(5) As of September 30, 1997 and December 31, 1996, inventories consisted of the following:

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


(6)      Restatement of Financial Statements

         In January, 1998, the Company discovered that financial information regarding payments on a note receivable from an executive officer and director of the Company and the payment of travel and related expenses of this individual had been falsified to intentionally mislead management concerning their propriety. Subsequent to this discovery, another executive officer and director admitted that expenses recorded as equipment and other expenses charged on the Company credit card were personal in nature. An independent investigation confirmed that these acts were conducted through apparent collusion with another officer of the Company. Accounting records of the Company, and its predecessor companies, were falsified commencing as early as 1992. After restatement, the pretax effect for the nine months ended September 30, 1997 of the overstatement of selling, general and administrative expenses related to the misappropriation amounted to $15,484, and the understatement of interest income amounted to $17,290, all of which is deemed immaterial. Since learning of the misappropriation, the Company has taken actions intended to prevent a recurrence of this situation.

         The Company's fiscal 1996 financial statements and interim financial statements for the nine months ended September 30, 1997 have been restated to reflect the correction of the misappropriations. The effect of the restatement is as follows:

                                           For the nine months ended September 30, 1997

                                                    Previously          Restated
                                                    Reported
Property, Plant and Equipment                      10,777,036          10,771,268
Accumulated Depreciation                            4,702,998           4,695,690
Accounts and Notes Receivable - officers               87,401             185,943
Interest Income                                        11,626              28,916
Selling, General and Administrative Expenses        (152,064)           (136,580)

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

Results of Operations

For the nine months ended September 30, 1997, the Company generated net income after tax of $371,361 or $0.056 per share ($0.049 on a fully diluted basis) as compared to net income of $1,421,273 or $0.211 per share ($0.203 on a fully diluted basis), for the same period last year. Net income for the third quarter was $6,947 or $0.001 per share ($0.001 on a fully diluted basis) as compared to net income of $206,572 or $0.031 per share ($0.029 on a fully diluted basis), for the same period last year.

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

Cost of sales for the third quarter was $4,065,501 or 73.1% of net sales as compared to $4,995,558 or 74.6% for the same period in 1996. Cost of sales for the nine month period was $13,977,598 or 74.3% as compared to $16,163,482 or 73.2% for the same period in 1996. The quarterly decrease in cost of sales as a percentage of net sales is primarily a result of lower raw material prices. The gross margin increased to 26.9% from 25.4% for the third quarter compared to 1996 and decreased to 25.7% from 26.8% for the nine month period compared to the same prior year period, reflecting the above-described competitive pressures in the marketplace and decreases in raw material prices.

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

Other expense was $77,859 or 1.4% of net sales in the 1997 third quarter as compared to $9,412 or 0.1% of net sales in third quarter 1996. For the first nine months of 1997, other expense was $136,580 or 0.7% of net sales as compared to $14,412 or 0.06% of net sales for the 1996 nine month period. This increase was due primarily to the write off of costs relating to the first manufacturing site selected in New York. These expenses, which include legal and environmental expenses, are being written off due to the selection of an alternate site in New York.

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

Cash Flow

Net cash provided by operating activities was $1,604,331 and $1,775,427 for the nine months ended September 30, 1997 and 1996, respectively. The decreased cash flow from operations during the 1997 period resulted from lower net income. Depreciation accounted for $735,000 of such 1997 cash flow, a substantial increase from the $492,720 in the 1996 period, as a result of increased depreciation expense relating to the purchase of the Waverly formaldehyde plant. Prepaid expenses increased by $112,386, which is comprised of prepayment of health insurance claims funds, as well as fire, liability and workmen's compensation insurance premiums. Accounts payable increased at month end due to timing of bills and normal payment procedures.


Cash from operations was supplemented by a net increase in financing activities of $779,892, comprised primarily of increases in new loans of approximately $1,600,000. Cash was invested in fixed assets of $2,100,747. The increase in fixed assets was attributable to payments made for the New York facility.

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

                  Exhibit No.                 Description

                     10.1 Letter agreement between Spurlock Adhesives, Inc. ("Spurlock
                                              Adhesives")  and  KeyBank  of  New
                                              York  ("KeyBank")  dated August 4,
                                              1997. *


                     10.2                     Promissory  Note dated  August 13,
                                              1997   from   Spurlock   Adhesives
                                              payable to KeyBank of New York. *


                     10.3 HCHO/UFC Turnkey Plant "B" Sale Contract - Design, Engineer, Equipment Supply, Construct, and Install Contract dated September 30, 1997 between Spurlock Adhesives and D.B. Western, Inc. *


                     10.4 HCHO/UFC Plant "A" - Lease dated September 30, 1997 between Spurlock Adhesives and D.B. Western, Inc. *


                     10.5 Guaranty dated September 1, 1997 of Spurlock Industries, Inc. in favor of D.B. Western, Inc. *


                     10.6 Guaranty dated September 1, 1997 of Spurlock Industries, Inc. in favor of D.B. Western, Inc. *


                     10.7 Guaranty of Payment dated September 30, 1997 of Irvine R. Spurlock for the benefit of D.B. Western, Inc. *


                     10.8 Indenture dated August 13, 1997 between Town of Moreau, New York as grantor and Spurlock Adhesives as grantee. *

                     10.9 Indenture dated August 13, 1997 between Town of Moreau, New York, as grantor and Spurlock Adhesives as grantee. *

                     11                       Statement re:  Computation  of Per
                                              Share Earnings

                     27                       Financial Data Schedule

____________________
*  Filed previously.


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


                                    SPURLOCK INDUSTRIES, INC.
                                    (Registrant)


Dated: May 14, 1998                 By: /s/ Phillip S. Sumpter
       ------------                     ----------------------
                                    Phillip S. Sumpter
                                    Chairman and Chief Executive Officer
                                    (Principal Executive and Financial Officer)

                            SPURLOCK INDUSTRIES, INC.
                                  Exhibit Index


              Exhibit No.           Description

                 10.1 Letter agreement between Spurlock Adhesives, Inc. ("Spurlock Adhesives") and KeyBank of New York ("KeyBank") dated August 4, 1997. *


                 10.2 Promissory Note dated August 13, 1997 from Spurlock Adhesives payable to KeyBank of New York. *


                 10.3 HCHO/UFC Turnkey Plant "B" Sale Contract - Design, Engineer, Equipment Supply, Construct, and Install Contract dated September 30, 1997 between Spurlock Adhesives and D.B. Western, Inc. *


                 10.4 HCHO/UFC Plant "A" - Lease dated September 30, 1997 between Spurlock Adhesives and D.B. Western, Inc. *


                 10.5 Guaranty dated September 1, 1997 of Spurlock Industries, Inc. in favor of D.B. Western, Inc. *


                 10.6 Guaranty dated September 1, 1997 of Spurlock Industries, Inc. in favor of D.B. Western, Inc. *


                 10.7 Guaranty of Payment dated September 30, 1997 of Irvine R. Spurlock for the benefit of D.B. Western, Inc. *


                 10.8 Indenture dated August 13, 1997 between Town of Moreau, New York as grantor and Spurlock Adhesives as grantee. *


                 10.9 Indenture dated August 13, 1997 between Town of Moreau, New York, as grantor and Spurlock Adhesives. *

                 11                 Statement  re:   Computation  of  Per  Share
                                    Earnings.

                 27                 Financial Data Schedule


______________________
*  Filed previously.