Form 10-Q
period 1998-03-31
SPURLOCK INDUSTRIES INC
filed 1998-05-15
CIK 1008615

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: March 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                    YES [ X ]               NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                                        Number of Shares Outstanding
        Class                               as of March 31, 1998
Common Stock, no par value                       6,573,639

                            SPURLOCK INDUSTRIES, INC.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                 March 31, 1998              December 31, 1997
                                                                 --------------              -----------------

ASSETS
Current assets:
   Cash and cash equivalents                                      $   127,716                    $   362,685
   Accounts receivable, trade, net                                  1,922,422                      1,222,277
   State income tax receivable                                         40,713                         40,713
   Federal income tax receivable                                      151,000                        151,000
   Accounts and notes receivable - officers
      current portion                                                       -                        101,944
   Inventories                                                        528,618                        530,183
   Deferred tax asset                                                  92,908                         92,908
   Prepaid expenses                                                    83,012                        144,457
                                                                   ----------                     ----------

         Total current assets                                       2,946,389                      2,646,167
                                                                   ----------                     ----------

   Property, plant and equipment, net
   of accumulated depreciation of
   $5,133,699 and $4,890,414                                       13,228,314                     12,043,300
                                                                   ----------                     ----------

  Other assets:
         Cash restricted                                            2,656,816                      3,889,567
         Accounts and notes receivable -
            officers                                                   41,592                         59,122
         Cash value of annuity                                        209,755                        171,995
         Other                                                        596,025                        591,280
                                                                   ----------                     ----------

                  Total other assets                                3,504,188                      4,711,964
                                                                   ----------                     ----------

                  Total assets                                   $ 19,678,891                   $ 19,401,431
                                                                 ============                   ============

Liabilities and Stockholders' Equity

Current liabilities
         Notes payable, line-of-credit                           $  1,740,135                   $  1,341,622
         Current portion of long-term debt                          1,007,966                      1,279,188
         Accounts payable, trade                                    2,232,064                      2,378,597
         Accrued expenses                                             305,504                        281,629

         Accrued taxes                                                 84,080                         84,080
                                                                   ----------                     ----------
                                                                    5,368,749                      5,365,116
                  Total current liabilities                        ----------                     ----------



Long-term liabilities
         Long-term debt                                             9,650,334                      9,598,315
         Deferred tax liability                                             -                              -
         Post retirement benefit liability                            209,594                        166,956
         Other liabilities                                                967                          3,001
                                                                   ----------                     ----------
                  Total long-term liabilities                       9,860,995                      9,768,272
                                                                   ----------                     ----------


Stockholders' equity
         Preferred stock, no par value
           5,000,000 shares authorized
           no shares issued and outstanding                                 -                              -
         Common stock, no par value
           500,000,000 shares authorized                                    -                              -
           6,573,639 shares issued and outstanding                  4,808,814                      4,808,814
         Paid in capital                                             (359,667)                      (540,771)
                                                                   ----------                     ----------
         Accumulated deficit
                                                                    4,449,147                      4,268,043
                                                                   ----------                     ----------

                  Total liabilities and stockholders'
                     equity                                       $19,678,891                    $19,401,431
                                                                  ===========                    ===========

See Notes to Consolidated Financial Statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                         March 31,                 March 31,
                                                                           1998                       1997
                                                                           ----                       ----

Revenue

      Net sales                                                  $       6,053,693          $       5,961,288
      Cost of sales                                                      4,522,032                  4,512,915
                                                                 -----------------          -----------------

                                                                         1,531,661                  1,448,573
                                                                 -----------------          -----------------

Selling, general and administrative expenses                             1,297,826                  1,182,082
                                                                 -----------------          -----------------

Other income and (expense)

      Other income                                                          47,686                     13,991
      Interest expense                                                    (100,417)                   (55,197)
                                                                 ------------------         ------------------

                                                                           (52,731)                   (41,206)
                                                                 ------------------         ------------------

                  Income (loss) before taxes                               181,104                    225,085

                  Income tax expense (benefit)                                   -                     66,773
                                                                 -----------------          -----------------

                  Net income                                     $         181,104          $         158,312
                                                                 =================          =================

Per share information:

      Basic earnings per share                                   $            .028          $            .024
                                                                 =================          =================

      Diluted earnings per share                                 $            .028          $            .024
                                                                 =================          =================

See Notes to Consolidated Financial Statements.

                            SPURLOCK INDUSTRIES, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                  Three Months Ended
                                                                                      March 31,

                                                                           1998                      1997
                                                                           ----                      ----

Cash flows from operating activities:

Net Income                                                       $           181,104        $           158,312

Adjustment to reconcile net income to net cash:

Depreciation and amortization                                                243,285                    249,000
(Increase) decrease in trade receivables                                    (700,145)                  (172,231)
(Increase) decrease in inventories                                             1,565                   (151,718)
(Increase) decrease in prepaid expenses                                       61,445                    (60,405)
Increase (decrease) in accounts payable and accrued expenses                (122,658)                   216,510
Increase (decrease) in other liabilities                                      (2,034)                         -
Increase (decrease) in post retirement benefits                               42,638                     32,000
Increase (decrease) in deferred tax liability                                      -                     66,773
                                                                 -------------------        -------------------

Total adjustments                                                           (475,904)                   179,929
                                                                 -------------------        -------------------

Net cash provided by (used in) operating activities                         (294,800)                   338,241

Investing activities:
Purchase fixed assets                                                     (1,428,299)                  (331,059)
(Increase) decrease in cash restricted for capital expenditures            1,232,751                          -
                                                                 -------------------        -------------------

Net cash provided by (used in) investing activities                         (195,548)                  (331,059)

Financing activities:
(Increase) decrease in other assets                                          (42,505)                   (96,113)
Proceeds of new borrowings                                                   450,419                          -
Repayment of notes and loans                                                (272,009)                    (5,427)
Repayment of loans to principal holders of equity securities                 119,474                          -
                                                                 -------------------        -------------------

Net cash provided by (used in) financing activities                          255,379                   (101,540)

Net increase (decrease) in cash and cash equivalents                        (234,969)                   (94,358)

Beginning cash and cash equivalents                                          362,685                    106,072
                                                                 -------------------        -------------------

Ending cash and cash equivalents                                 $           127,716        $            11,714
                                                                 ===================        ===================

Supplemental cash flow information:
Cash paid for:    Interest expense                               $           100,221        $            55,197
                                                                 ===================        ===================

                  Income taxes                                   $                 -        $            66,773
                                                                 ===================        ===================


                            SPURLOCK INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998

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

Income taxes were computed using a statutory rate of 34% net of the effects of federal surtax exemptions and deductions for state income taxes. There was no provision for income taxes based upon sufficient net operating loss carryforwards for the first quarter earnings.

As of March 31, 1998 and December 31, 1997, inventories consisted of the following:

                               March 31, 1998              December 31, 1997
                               --------------              -----------------

Raw materials                        $382,761                     $502,342

Work in process                         7,698                        9,422

Finished goods                        138,159                      181,586
                                     --------                     --------

                                     $528,618                     $693,350
                                     ========                     ========


Certain  1997  amounts  have  been   reclassified   to  conform  with  the  1998
presentation.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." There is no material difference in the financial statements of the Company between reporting income on a comprehensive basis under SFAS 130, and the current operating basis. The Company has no separate reporting segment under SFAS 131.

                            SPURLOCK INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The following discussion contains certain forward-looking statements, generally identified by phrases such as "the Registrant expects" or "Management believes" or words of similar effect. The Registrant wishes to caution readers that certain important factors set forth within such discussion, among others, in some cases have affected, and in the future could affect, the Registrant's actual results and could cause the Registrant's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made herein.

         Also, certain factors which could cause actual results to differ from those contained in any such forward-looking statements are contained in the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Forward-Looking and Cautionary Statements," and are hereby incorporated herein by reference.

Results of Operations

For the three months ended March 31, 1998, the Company generated net income after tax of $181,104 as compared to net income of $158,312 for the same period last year.

The Company's net sales for the quarter ended March 31, 1998 were $6,053,693 as compared to $5,961,288 for the same period for 1997, an increase of 1.6%. All the sales were from shipments of resin and formaldehyde by the Registrant's wholly owned subsidiary, Spurlock Adhesives, Inc.

Cost of sales for the first quarter was $4,522,032 or 74.7% of net sales as compared to $4,512,915 or 75.7% for the same period in 1997. The improvement in cost of sales as a percentage of net sales is primarily a result of lower raw material prices. Accordingly, the gross margin increased to 25.3% from 24.3% from the prior year period.

Operating expenses (sales, general and administrative expenses) for the first quarter increased by $115,744 to $1,297,826 or 21.44% of net sales as compared to $1,182,082 or 19.83% of net sales for the same period in 1997. This increase on essentially comparable sales primarily reflects increased legal and accounting expenses relating to the shareholder derivative suit brought against the Company in Colorado and related matters.

Interest expense for the period was $100,417 or 1.66% of net sales as compared to $55,197 or .93% of net sales in first quarter 1997. Such additional interest relates to increased borrowings -- particularly the industrial development bonds -- used to finance the new Moreau, New York manufacturing facility.

The Company accrues for income taxes at an effective rate of 34% inclusive of the deduction for state income tax. There was no tax accrual for the first quarter of 1998 as compared to $66,773 for the same period last year, owing to net operating loss carryforwards.

Liquidity and Capital Resources

Working Capital

At March 31, 1998, working capital was ($2,422,360), up $296,589 from December 31, 1997. This improvement was funded by the Company's net earnings of $181,104, and the aggregate of modest increases in various long-term liabilities, including post-retirement benefit liability and long-term debt. The most significant working capital component was an increase of $700,145 or 57.3% in trade receivables, due to the Company's acquisition of a significant new customer during the period. This substantial increase in receivables, along with a reduction in current portion of long-term debt of approximately $271,000 and a reduction in trade payables of approximately $147,000, was funded by a reduction in the cash account of approximately $235,000 as well as additional borrowings under the Company's line of credit of approximately $400,000.

The Company's $3.5 million credit facility provides the Company with an important source of liquidity in addition to its cash account and cash generated from operations. Management believes that this credit facility and internally generated cash will be sufficient to fund the Company's working capital needs for the remainder of 1998.

Capital Expenditures

During the quarter ended March 31, 1998, the Company purchased additional fixed assets in the amount of $1,428,299, relating primarily to construction of a new formaldehyde manufacturing facility in Moreau, New York. These capital expenditures were funded primarily by a drawdown of $1,232,751 in restricted cash, which represents the escrowed proceeds of a $6 million industrial development bond issue. The total estimated cost of the New York project is $8.3 million, excluding soft costs such as interest, environmental permits and legal and administrative expenses estimated at $600,000. D.B. Western, Inc. is the general contractor of the project and will own one of the two formaldehyde plants and lease it to the Company under a lease with a 10-year term with monthly rentals of $46,139 per month. The Company estimates remaining costs to complete the facility -- which is currently scheduled for completion in July, 1998 -- at approximately $3 million. As of March 31, 1998, the unexpended bond fund balance was approximately $2,650,000. Management believes that this fund and internally generated cash from operations will be adequate to fully fund the project, as well as meet any additional long-term funding needs, in 1998.

                            SPURLOCK INDUSTRIES, INC.
                           PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company is a party to and a borrower under certain credit arrangements, including the following (collectively, the "Credit Facilities"):

         (a) A Loan and Security Agreement dated July 1, 1996 between the Company and National Canada Finance Corporation whereby (i) such lender provides the Company with a line of credit of up to $3.5 million based on eligible accounts receivable and inventory, with outstanding advances totalling $1,747,135 at March 31, 1998 and (ii) such lender provided the Company with a term loan in the original principal amount of $3,639,000 to buy out a lease on the Waverly, Virginia formaldehyde plant and of which $2,678,702 was outstanding as of March 31, 1998; and

         (b) $6,000,000 of Industrial Reveue Bonds through the County of Saratoga Industrial Development Agency, and a related Letter of Credit
Reimbursement Agreement, $1,500,000 term loan and other related credit agreements with KeyBank National Association relating to the Company's new manufacturing facility located in Moreau, N.Y., of which $7,500,000 was outstanding at March 21, 1998.

         The Credit Facilities are secured by substantially all of the Company's assets, and are subject to substantially similar financial and restrictive covenants. During the first quarter of 1998 and up to the date of this report, the Company has been in technical violation of certain of these covenants, as a result of unauthorized advances to officers, which have been previously reported, and the Company's failure to meet certain financial covenants relating primarily to net worth, leverage, net profit and capital expenditures. After discussion with its lenders, the Company does not believe that such violations are material and expects to shortly receive waivers from its lenders with respect thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The Registrant has included the following exhibits pursuant to
                  Item 601 of Regulation S-K:

                  Exhibit No.    Description

                      11         Statement re: Computation of Per Share Earnings

                      27         Financial Data Schedule

         (b)      Reports on Form 8-K:

                  In a Form 8-K dated February 17, 1998 and filed with the Commission on February 24, 1998, the Registrant announced that it had changed its independent accountant from James E. Scheifley & Associates, P.C. to Cherry, Bekaert & Holland, L.L.P. for the 1997 fiscal year.

                            SPURLOCK INDUSTRIES, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SPURLOCK INDUSTRIES, INC.
                                 (Registrant)



Dated:  May 14, 1998             By: /s/ Phillip S. Sumpter
        ------------                 -------------------------------------------
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