Form 10-Q
period 1998-06-30
SPURLOCK INDUSTRIES INC
filed 1998-08-14
CIK 1008615

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: June 30, 1998

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

                         125 Bank St., Waverly, VA 23890
              (Address and zip code of principal executive offices)

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

                                                  Number of Shares Outstanding
        Class                                        as of June 30, 1998
Common Stock, no par value                               6,573,639

                            SPURLOCK INDUSTRIES, INC.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997
                                   (Unaudited)

                                                                 June 30, 1998              December 31, 1997
                                                                 -------------              -----------------

ASSETS
Current assets:
   Cash and cash equivalents                                  $        310,593              $         362,685
   Accounts receivable, trade, net                                   2,561,211                      1,222,277
   State income tax receivable                                          56,500                         40,713
   Federal income tax receivable                                       104,500                        151,000
   Accounts and notes receivable - officers
      current portion                                                   42,905                        101,944
   Inventories                                                         508,281                        530,183
   Deferred tax asset                                                   92,908                         92,908
   Prepaid expenses                                                    240,609                        144,457
                                                                  ------------                   ------------

         Total current assets                                        3,917,507                      2,646,167
                                                                  ------------                   ------------

   Property, plant and equipment, net
   of accumulated depreciation of
   $5,342,682 and $4,890,414                                        14,947,495                     12,043,300
                                                                   -----------                    -----------

  Other assets:
         Cash restricted                                             1,374,106                      3,889,567
         Accounts and notes receivable -
            officers                                                    20,641                         59,122
         Cash value of annuity                                         231,995                        171,995
         Other                                                         581,414                        591,280
                                                                  ------------                   ------------

                  Total other assets                                 2,208,156                      4,711,964
                                                                 -------------                  -------------

                  Total assets                                     $21,073,158                    $19,401,431

Liabilities and Stockholders' Equity

Current liabilities
         Notes payable, line-of-credit                             $ 2,365,045                    $ 1,341,622
         Current portion of long-term debt                           1,580,171                      1,279,188
         Accounts payable, trade                                     2,897,040                      2,378,597
         Accrued expenses                                              524,334                        281,629
         Accrued taxes                                                 211,605                         84,080
                                                                 -------------                  -------------

                  Total current liabilities                          7,578,195                      5,365,116



Long-term liabilities
         Long-term debt                                              8,931,992                      9,598,315
         Post retirement benefit liability                             252,395                        166,956
         Other liabilities                                               3,227                          3,001
                                                                  ------------                   ------------

                  Total long-term liabilities                        9,187,614                      9,768,272
                                                                  ------------                   ------------


Stockholders' equity
         Preferred stock, no par value
           5,000,000 shares authorized                                  -                              -
           no shares issued and outstanding
         Common stock, no par value
           500,000,000 shares authorized                                -                              -
           6,573,639 shares issued and outstanding                   4,808,814                      4,808,814
         Paid in capital                                             (501,465)                      (540,771)
                                                                  ------------                   ------------
         Accumulated deficit                                         4,307,349                      4,268,043
                                                                  ------------                   ------------


                  Total liabilities and stockholders'              $21,073,158                    $19,401,431
                     equity

See Notes to Consolidated Financial Statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Operations
                       For the Three and Six Months Ended
                             June 30, 1998 and 1997
                                   (Unaudited)

                                                                   Three Months Ended            Six Months Ended
                                                                         June 30                     June 30

                                                                    1998           1997          1998          1997
                                                                    ----           ----          ----          ----
Revenue
                                                                $7,549,786     $7,284,661   $13,603,479    $13,245,949
      Net sales
      Cost of sales                                              5,904,228      5,399,182     10,426,261     9,912,097
                                                               -----------    -----------   ------------   -----------

                  Gross Profit                                   1,645,558      1,885,479     3,177,218      3,333,852

Selling, general and administrative expenses                     1,678,160      1,285,993     2,975,984      2,468,075
                                                               -----------    -----------   -----------    -----------

Income (loss) from operations                                     (32,602)        599,486       201,234        865,777

Other income and (expense)

      Other income                                                  44,750         10,596        92,435         24,587
      Other expense                                                (2,049)       (58,721)       (2,245)       (58,721)
      Interest Expense                                           (130,897)      (204,990)     (231,118)      (260,187)
                                                               -----------    -----------   -----------    -----------

                  Income (loss) before taxes                     (120,798)        346,371        60,306        571,456
                                                               -----------    -----------   -----------    -----------

                  Income tax expense (benefit)                      21,000        140,269        21,000        207,042
                                                               -----------    -----------   -----------    -----------

                  Net income (loss)                            $ (141,798)    $    206,102  $    39,306    $   364,414
                                                                ==========    ============   ==========     ==========

Per share information:

      Basic earnings per share                                 $   (0.022)    $     0.031   $     0.006    $     0.055
                                                                ==========     ==========    ==========     ==========


      Diluted earnings per share                               $   (0.022)    $     0.031   $     0.006    $     0.055
                                                                ==========     ==========    ==========     ==========

See Notes to Consolidated Financial Statements.

                            SPURLOCK INDUSTRIES, INC.
                            Statements of Cash Flows
                            For the Six Months Ended
                             June 30, 1998 and 1997
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,

                                                                           1998                       1997
                                                                           ----                       ----
Cash flows from operating activities:

Net Income                                                                   $ 39,306                 $ 364,414

Adjustment to reconcile net income to net cash:

Depreciation and amortization                                                 452,268                   492,000
(Increase) decrease in trade receivables                                  (1,338,934)                  (41,366)
(Increase) decrease in inventories                                             21,902                 (139,356)
(Increase) decrease in prepaid expenses                                     (118,054)                 (281,749)
Increase (decrease) in accounts payable and accrued expenses                  761,148                    72,061
Increase (decrease) in other liabilities                                      127,751                        -
Increase (decrease) in post retirement benefits                                85,439                    64,001
Increase (decrease) in deferred tax liability                                      -                    207,042
                                                                          -----------                ---------

Total adjustments                                                             (8,480)                   372,633

Net cash provided by (used in) operating activities                            30,826                   737,047
                                                                          -----------                ---------

Investing activities:
Purchase fixed assets                                                     (3,356,463)               (1,741,176)
(Increase) decrease in cash restricted for capital expenditures             2,515,461                        -
                                                                          -----------                ---------

Net cash provided by (used in) investing activities                         (841,002)               (1,741,176)

Financing activities:
(Increase) decrease in other assets                                             2,481                  (32,909)
Proceeds of new borrowings                                                    808,083                 1,079,793
Repayment of notes and loans                                                (150,000)                        -
Repayment of loans to principal holders of equity securities                   97,520                        -
                                                                          -----------                ---------

Net cash provided by (used in) financing activities                           758,084                 1,046,884
                                                                          -----------                ---------

Net increase (decrease) in cash and cash equivalents                         (52,092)                    42,755

Beginning cash and cash equivalents                                           362,685                   106,072
                                                                          -----------                ----------

Ending cash and cash equivalents                                          $   310,593                $  148,827
                                                                          ===========                ==========

Supplemental cash flow information:
Cash paid for:    Interest expense                                        $   231,118                $  260,187
                                                                          ===========                ==========

                  Income taxes                                            $    21,000                $  207,042
                                                                          ===========                ==========

                            SPURLOCK INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 1998

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

As of June 30, 1998 and December 31, 1997, inventories consisted of the following:

                           June 30, 1998             December 31, 1997
                           -------------             -----------------

Raw materials                   $394,346                    $502,342

Work in process                    7,698                       9,422

Finished goods                   106,237                     181,586
                                --------                    --------

                                $508,281                    $693,350
                                ========                    ========


Certain  1997  amounts  have  been   reclassified   to  conform  with  the  1998
presentation.

Effective January 1, 1998, Spurlock Industries, Inc. ("the Company") adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." There is no material difference in the financial statements of the Company between reporting income on a comprehensive basis under SFAS 130, and the current operating basis. The Company has no separate reporting segment under SFAS 131.

                            SPURLOCK INDUSTRIES, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The following discussion contains certain forward-looking statements, generally identified by phrases such as "the Company expects" or "Management believes" or words of similar effect. The Company wishes to caution readers that certain important factors set forth within such discussion, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made herein.

         Also, certain factors which could cause actual results to differ from those contained in any such forward-looking statements are contained in the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Forward-Looking and Cautionary Statements," and are hereby incorporated herein by reference.

Results of Operations

         For the 1998 second quarter, the Company generated a net loss after tax of ($141,798), compared to net income of $206,102 for the prior year's period. For the six months ended June 30, 1998, net income totalled $39,306, a decrease of 89.2% versus net income of $364,414 for the comparable 1998 period.

         The Company's net sales for the quarter and six months ended June 30, 1998 totalled $7,549,786 and $13,603,479, respectively. All of the sales were from shipments of resin and formaldehyde by the Company's wholly owned subsidiary, Spurlock Adhesives, Inc. These modest increases of 3.6% and 2.7% for the second quarter and the six months ended June 30, 1998, respectively, reflect increased shipments of product, the effect of which was abated by a decline in selling prices relating to lower raw material costs.

         In the second quarter of 1998, cost of sales increased 9.4% to $5,904,228, from $5,399,182 in the second quarter of 1997. The gross margin fell to 21.8% from 25.9%. This shrinkage of the gross margin in the second quarter of 1998 compared to the comparable prior year's quarter reflects a decision by management to enter into agreements with, and begin supplying product from Waverly, Virginia to, customers in the northeast prior to the scheduled startup in July 1998 of the Company's new facility in Moreau, New York. Management believed it important to lock in customers for a significant portion of the output of such plant in order to provide in advance for coverage of a significant portion of the new plant's fixed costs. As a result of this advanced planning, the Company incurred greater than typical freight costs aggregating an estimated $350,000. On July 31, 1998, the Company made its first deliveries from the Moreau facility, and management does not anticipate that further shipments to the northeast from the more distant Waverly, Virginia plant will be necessary. For the six months ended June 30, 1998, cost of sales increased 5.2%, to $10,426,261 from $9,912,097 in the 1997 period. The gross margin declined to 23.4% from 25.2%, reflecting the impact of the Moreau-related shipments in second quarter 1998 following a significant gross profit of just over $1.5 million in the 1998 first quarter.

         Operating expenses (sales, general and administrative expenses) increased by 30.5% in the 1998 second quarter, to $1,678,160 or 22.2% of sales from $1,285,993 or 17.7% of sales in the 1997 second quarter. Likewise, for the six months ended June 30, 1998, operating expenses increased by 20.6%, to $2,975,984 or 21.9% of sales, from $2,468,075 or 18.6% of sales. The primary reason for these increases is increased legal and accounting expenses relating to a previously disclosed shareholder derivative suit and related matters, totalling approximately $450,000 for the first six months of 1998. Also, during such period, the Company incurred approximately $400,000 of startup costs relating to the Moreau facility, with the majority of such startup expenses falling in the second quarter of 1998 prior to the plant beginning operation in July of this year.

         Interest expense fell significantly in the second quarter of 1998 compared to the comparable 1997 period, by 36.1%, to $130,897 from $204,990. For the six months, interest expense fell to a lesser degree, by 11.2%, to $231,118 from $260,187 in the 1997 six months period. These decreases resulted from capitalization of project interest during the period of construction of the Moreau, New York facility. Other income increased during the second quarter of 1998 to $44,750 from $10,596 in second quarter 1997. For the six months, other income increased to $92,435 from $24,587 for the six months ended June 30, 1997. These increases reflect gains on the disposal of certain excess fixed assets.

         The Company accrues for income taxes at an effective rate of 34% inclusive of the deduction for state income tax. During the first quarter of 1998, there was no tax accrual owing to the use of net operating loss carryforwards. In the second quarter of 1998, the Company incurred income tax expense of $21,000.

Liquidity and Capital Resources

Working Capital

         At June 30, 1998, working capital totalled ($3,660,688), a decrease of $941,739 from December 31, 1997. This decrease reflects an increase of $1,338,934 in accounts receivable to $2,561,211 at June 30, 1998 from fiscal year end 1997. The signficant expansion of accounts receivable resulted from increased sales and a change in terms to a major customer. Also, prepaid expenses increased by $96,152, reflecting insurance renewals. With respect to current liabilities, notes payable under the Company's line of credit increased by $1,023,423 to $2,365,045 at June 30, 1998 from the end of the previous fiscal year. Accounts payable increased by $518,443 and accrued expenses increased $242,705 as compared to December 31, 1997, as a result of pre-startup operations in Moreau, New York

Cash Flow

         For the six months ended June 30, 1998, net cash provided by operations was $30,826, a significant decline from the $737,047 reported in the prior year's period. The reduced cash flow from operations during the 1998 period resulted primarily from lower net income, and the approximate $1.3 million increase in receivables. Depreciation and amortization accounted for $452,268 of such cash flow. The Company invested in $3,356,463 of additional fixed assets, which investment was predominantly funded by a draw down of $2,515,461 of restricted cash relating to the proceeds from the Company's $6 million Industrial Revenue Bond financing. Borrowings under the Company's line of credit supplemented such restricted cash in funding the significant fixed asset purchases relating to the Moreau facility. Net cash declined by approximately $52,000 for the six months ended June 30, 1998.

Liquidity

         As previously reported, the Company has a $3,500,000 revolving credit facility with two lenders, which facility matures in July 1999. On June 30, 1998, outstanding loans under the facility totalled $2,365,045, which amount represented substantially all of the total amount available at such time based on the levels of accounts receivable and inventory on which borrowing availability is based. The credit facility provides the Company with an important source of liqudity in addition to cash generated from operations. Management believes that the cash generated from operations, together with amounts available under the revolving credit facility and restricted cash relating to its Industrial Revenue Bond financing, will be adequate to fund the Company's working capital needs and fixed asset purchases relating to the new Moreau facility in 1998.

                            SPURLOCK INDUSTRIES, INC.
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         With respect to certain shareholder's derivative litigation and related matters previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, reference is made to that portion of the Company's Proxy Statement for its Annual Meeting of Shareholders held on August 12, 1998, filed with the Securities and Exchange Commission (the "Commission") on July 20, 1998, under the caption "Certain Legal Proceedings," which portion of such Proxy Statement is incorporated by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company is a party to and a borrower under certain credit arrangements, including the following (collectively, the "Credit Facilities"):

         (a) A Loan and Security Agreement dated July 1, 1996 between the Company and National Canada Finance Corporation whereby (i) such lender provides the Company with a line of credit of up to $3.5 million based on eligible accounts receivable and inventory, with outstanding advances totalling $1,747,135 at March 31, 1998 and (ii) such lender provided the Company with a term loan in the original principal amount of $3,639,000 to buy out a lease on the Waverly, Virginia formaldehyde plant and of which $2,628,160 was outstanding as of June 30, 1998; and

         (b) $6,000,000 of Industrial Reveue Bonds through the County of Saratoga Industrial Development Agency, and a related Letter of Credit
Reimbursement Agreement, $1,500,000 term loan and other related credit agreements with KeyBank National Association relating to the Company's new manufacturing facility located in Moreau, N.Y., of which $7,475,000 was outstanding at June 30, 1998.

         The Credit Facilities are secured by substantially all of the Company's assets, and are subject to substantially similar financial and restrictive covenants. During the first quarter of 1998 and up to the date of this report, the Company has been in technical violation of certain of these covenants, as a result of unauthorized advances to officers, which have been previously reported, and the Company's failure to meet certain financial covenants relating primarily to net worth, leverage, net profit and capital expenditures. After discussion with its lenders, the Company does not believe that such violations are material and expects to receive waivers from its lenders with respect thereto.

ITEM 5.  OTHER INFORMATION.

Startup of Moreau Plant

         On July 30, 1998, the Company announced the opening of its Moreau, New York facility. Production of commercial grade formaldehyde began on July 27, 1998. The plant made initial deliveries of product to its New York customers on July 31, 1998.

         The state of the art D.B. Western designed and built unit is capable of producing 135 million pounds of 37% formaldehyde per year. A second identical formaldehyde unit at the same facility is scheduled to begin production in early August 1998. In connection with this event,

Phillip S. Sumpter, Chief Executive Officer, stated: "We are very pleased to see all of our hard work come to fruition with the startup of the Moreau facility and are excited about doing business in the northeast. We are grateful to all our employees and supporters of this project."

         Spurlock Industries, Inc., through its wholly owned subsidiary, Spurlock Adhesives, Inc., currently develops, manufactures and markets specialty thermosetting resins and formaldehyde for the forest products, building products and furniture industries. The company operates two other production facilities located in Waverly, Virginia and Malvern, Arkansas. The addition of the Moreau facility will double the Company's formaldehyde production capacity and increase resin production capacity by 30%.

Strategic Business Opportunities

         As previously disclosed, on June 24, 1998 the Company announced that it had received inquiries from several unaffiliated companies regarding possible acquisitions of its business operations. To assist in exploring those and other potential business opportunities, the Company engaged Davenport & Company LLC, a Richmond, Virginia based investment banking firm, as its financial advisor. At the Company's Annual Meeting of Shareholders held on August 12, 1998, Phillip S. Sumpter, Chief Executive Officer, indicated that the Company had received additional expressions of interest from third parties. He also reported that information on the Company had recently been sent out by Davenport to selected parties who may have an interest in acquiring certain business operations of the Company. He indicated that all discussions with any such parties are very preliminary, and that the Board of Directors intends to carefully evaluate all such strategic opportunities in order to maximize shareholder value.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The Registrant has included the following exhibits pursuant to
                  Item 601 of Regulation S-K:

                  Exhibit No.       Description
                  -----------       -----------

                      11            Statement  re:   Computation  of  Per  Share
                                    Earnings

                      27            Financial Data Schedule

                      99 That portion of the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on August 12, 1998, filed with the Commission on July 20, 1998, under the caption "Certain Legal Proceedings," which is incorporated herein by reference.

         (b)      Reports on Form 8-K:

                  In a Form 8-K dated June 24, 1998 and filed with the Commission on June 25, 1998, the Registrant announced that it had received inquiries from several unaffiliated companies regarding possible acquisitions of its business operations, that the Registrant was engaged in preliminary discussions with such parties and that it had engaged Davenport & Company, LLC, a Richmond, Virginia based investment banking firm, as its financial advisor.

                            SPURLOCK INDUSTRIES, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SPURLOCK INDUSTRIES, INC.
                                 (Registrant)



Dated:  August 14, 1998          By: /s/ Phillip S. Sumpter
        ------------------           -------------------------------------------
                                     Phillip S. Sumpter
                                     Chairman and Chief Executive Officer
                                     (Principal Executive and Financial Officer)

                            SPURLOCK INDUSTRIES, INC.
                                  Exhibit Index


              Exhibit No.  Description
              -----------  -----------

                  11       Statement re: Computation of Per Share Earnings

                  27       Financial Data Schedule

                  99 That portion of the Registrant's Proxy Statement for its Annual Meeting of Shareholders on August 12, 1998, filed with the Commission July 20, 1998, under the caption "Certain Legal Proceedings," which is incorporated herein by reference.