Form 10-Q
period 1998-09-30
SPURLOCK INDUSTRIES INC
filed 1998-11-16
CIK 1008615

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended: September 30, 1998

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


                                                    Number of Shares Outstanding
        Class                                         as of September 30, 1998
Common Stock, no par value                                    6,573,639

                            SPURLOCK INDUSTRIES, INC.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SPURLOCK INDUSTRIES, INC.
                           Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997
                                   (Unaudited)

                                                                September 30, 1998          December 31, 1997
                                                                ------------------          -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $   109,843                  $  362,685
   Accounts receivable, trade, net                                   2,787,669                   1,222,277
   State income tax receivable                                          45,877                      40,713
   Federal income tax receivable                                       104,000                     151,000
   Accounts and notes receivable - officers
      current portion                                                    -                         101,944
   Inventories                                                         769,460                     530,183
   Deferred tax asset                                                    -                          92,908
   Prepaid expenses                                                    151,524                     144,457
                                                                   -----------                 -----------

         Total current assets                                        3,968,373                   2,646,167
                                                                   -----------                 -----------

   Property, plant and equipment, net
   of accumulated depreciation of
   $5,697,839 and $4,890,414                                        16,526,453                  12,043,300
                                                                   -----------                 -----------

  Other assets:
         Cash restricted                                               785,245                   3,889,567
         Accounts and notes receivable -
            officers                                                         -                      59,122
         Cash value of annuity                                         286,820                     171,995
         Other                                                         388,049                     591,280
                                                                   -----------                 -----------

                  Total other assets                                 1,460,114                   4,711,964
                                                                   -----------                 -----------

                  Total assets                                     $21,954,940                 $19,401,431

Liabilities and Stockholders' Equity

Current liabilities
         Notes payable, line-of-credit                             $ 2,395,495                 $ 1,341,622
         Current portion of long-term debt                             750,000                   1,279,188
         Accounts payable, trade                                     3,435,541                   2,378,597
         Accrued expenses                                              823,205                     281,629
         Accrued taxes                                                  84,080                      84,080
                                                                   -----------                 -----------

                  Total current liabilities                          7,488,321                   5,365,116






Long-term liabilities
         Long-term debt                                              9,659,662                   9,598,315
         Post retirement benefit liability                             295,196                     166,956
         Other liabilities                                               4,003                       3,001
                                                                   -----------                 -----------

                  Total long-term liabilities                        9,958,861                   9,768,272
                                                                   -----------                 -----------

Stockholders' equity
         Preferred stock, no par value
           5,000,000 shares authorized
           no shares issued and outstanding                                  -                           -
         Common stock, no par value
           500,000,000 shares authorized
           6,573,639 shares issued and outstanding                           -                           -
         Paid in capital                                             4,808,814                   4,808,814
         Accumulated deficit                                         (301,056)                   (540,771)
                                                                   -----------                 -----------

                                                                     4,507,758                   4,268,043
                                                                   -----------                 -----------

                  Total liabilities and stockholders'
                     equity                                        $21,954,940                 $19,401,431


See Notes to Consolidated Financial Statements.

                            SPURLOCK INDUSTRIES, INC.
                      Consolidated Statements of Operations
                       For the Three and Nine Months Ended
                           September 30, 1998 and 1997
                                   (Unaudited)

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30                   September 30

                                                                    1998           1997            1998           1997
                                                                    ----           ----            ----           ----

Revenue
      Net sales                                                 $ 7,512,500     $ 5,559,514    $21,115,979    $18,805,463
      Cost of sales                                               5,565,814       4,065,501     15,992,075     13,977,598
                                                                -----------     -----------    -----------    -----------

                  Gross Profit                                    1,946,686       1,494,013      5,123,904      4,827,865

Selling, general and administrative expenses                      1,549,018       1,238,988      4,525,002      3,707,063
                                                                -----------     -----------    -----------    -----------

Income (loss) from operations                                      397,668          255,025        598,902      1,120,802

Other income and (expense)

      Other income                                                  106,831           4,329        199,266         28,916
      Other expense                                               (103,736)        (77,859)      (105,981)      (136,580)
      Interest expense                                            (194,476)       (171,502)      (425,594)      (431,689)
                                                                -----------     -----------    -----------    -----------

                  Income (loss) before taxes                        206,287           9,993        266,593        581,449
                                                                -----------     -----------    -----------    -----------

                  Income tax expense (benefit)                        5,878           3,046         26,878        210,088
                                                                -----------     -----------    -----------    -----------

                  Net income (loss)                             $   200,409     $     6,947    $   239,715    $   371,361
                                                                ===========     ===========    ===========    ===========

Per share information:

      Basic earnings per share                                  $      0.03     $      0.01    $      0.04    $      0.06
                                                                ===========     ===========    ===========    ===========


      Diluted earnings per share                                $      0.03     $      0.01    $      0.04    $      0.06
                                                                ===========     ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

                            SPURLOCK INDUSTRIES, INC.
                            Statements of Cash Flows
                            For the Nine Months Ended
                           September 30, 1998 and 1997
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,

                                                                               1998                 1997
                                                                               ----                 ----
Cash flows from operating activities:

Net Income                                                                $    239,715          $    371,361

Adjustment to reconcile net income to net cash:

Depreciation and amortization                                                  807,425               735,000
(Increase) decrease in trade receivables                                   (1,565,392)                 6,045
(Increase) decrease in inventories                                           (239,277)                20,926
(Increase) decrease in prepaid expenses                                        (7,067)             (112,386)
Increase (decrease) in accounts payable and accrued expenses                 1,598,520               330,369
Increase (decrease) in other liabilities                                         1,002                    -
Increase (decrease) in post retirement benefits                                128,240                81,488
Increase (decrease) in deferred tax liability                                        -               210,088
                                                                          ------------          ------------

Total adjustments                                                              723,451             1,271,530

Net cash provided by (used in) operating activities                            963,166             1,642,891
                                                                          ------------          ------------

Investing activities:
Purchase fixed assets                                                      (5,290,578)           (2,100,747)
(Increase) decrease in cash restricted for capital expenditures              3,104,322                    -
Repayment - Officer Advances and Notes                                          59,122                30,613
                                                                          ------------          ------------

Net cash provided by (used in) investing activities                        (2,127,134)           (2,070,134)

Financing activities:
(Increase) decrease in other assets                                            325,094              (38,560)
Proceeds of new borrowings                                                   1,597,550             1,603,910
Repayment of notes and loans                                               (1,011,518)             (824,018)
Repayment of loans to principal holders of equity securities                        -                      -
                                                                          ------------          ------------

Net cash provided by (used in) financing activities                            911,126               741,332
                                                                          ------------          ------------

Net increase (decrease) in cash and cash equivalents                         (252,842)               314,089

Beginning cash and cash equivalents                                            362,685               106,072
                                                                          ------------          ------------

Ending cash and cash equivalents                                          $    109,843          $    420,161
                                                                          ============          ============

Supplemental cash flow information:
Cash paid for:    Interest expense                                        $    425,594          $    431,689
                                                                          ============          ============

                  Income taxes                                            $     26,878          $    210,088
                                                                          ============          ============

                            SPURLOCK INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1998

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

Income taxes were computed using a statutory rate of 34% net of the effects of federal surtax exemptions and deductions for state income taxes.

As of September 30, 1998 and December 31, 1997, inventories consisted of the following:

                                   September 30, 1998          December 31, 1997
                                   ------------------          -----------------

Raw materials                           $600,056                   $502,342

Work in process                            7,698                      9,422

Finished goods                           161,706                    181,586
                                        --------                   --------

                                        $769,460                   $693,350
                                        ========                   ========


Certain  1997  amounts  have  been   reclassified   to  conform  with  the  1998
presentation.

Effective  January 1, 1998,  Spurock  Industries,  Inc. (the "Company")  adopted
Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." There is no material difference in the financial statements of the Company between reporting income on a comprehensive basis under SFAS 130, and the current operating basis. The Company has no separate reporting segment under SFAS 131.

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

Results of Operations

         For the 1998 third quarter, the Company generated net income after tax of $200,409, a substantial increase over third quarter 1997 net income of $6,947. For the nine months ended September 30, 1998, net income totalled $239,715, a decrease of 35.45% versus net income of $371,361 for the comparable 1997 period.

         The Company's net sales for the quarter and nine months ended September 30, 1998 totalled $7,512,500 and $21,115,979, respectively. All of the sales were from shipments of resin and formaldehyde by the Company's wholly owned subsidiary, Spurlock Adhesives, Inc. The significant increases of 35.13% and 12.29% for the third quarter and the nine months ended September 30, 1998, respectively, reflect the addition of the Company's new facility at Moreau, New York, which began production in late July.

         In the third quarter of 1998, cost of sales increased 36.90% to $5,565,814, from $4,065,501 in the third quarter of 1997. The gross margin for the quarter declined to 25.91% from 26.87% as the result of costs relating to the startup of the Moreau facility. For the nine months ended September 30, 1998, cost of sales increased 14.41%, to $15,992,075 from $13,977,598 in the
1997 period. The gross margin declined to 24.27% from 25.67% for the first nine months of 1977, reflecting the third quarter 1998 gross margin decline and management's decision to enter into agreements with, and begin supplying product from Waverly, Virginia to, customers in the northeast beginning in February 1998 prior to the scheduled startup in July 1998 of the Moreau facility. This was done in order to lock in customers for a significant portion of the output of such plant. As a result of this advanced planning, the Company incurred greater than typical freight costs aggregating an estimated $400,000 in the second quarter and early third quarter of 1998. Such shipments from Waverly, Virginia were discontinued upon the initiation of production at the New York facility.

         Operating expenses (sales, general and administrative expenses) increased by 25.02% in the 1998 third quarter, to $1,549,018 or 20.62% of sales from $1,238,988 or 22.29% of sales in the 1997 third quarter. The dollar increase in operating expenses reflects the Moreau facility entering production and related startup costs. The decrease as a percentage of sales in the 1998 quarter reflects sales growth outstripping growth of operating expenses. For the nine months ended September 30, 1998, operating expenses increased by 22.06%, to $4,525,002 or 21.43% of sales, from $3,707,063 or 19.71% of sales. The dollar increase and increase as a percentage of sales resulted from the inclusion of the Moreau plant and related startup costs, as well as increased legal and accounting expenses relating to a previously disclosed shareholder derivative suit and related matters totalling approximately $515,000 for the first nine months of 1998. The bulk of such legal and accounting costs fell in the first six months of 1998.

         Interest expense rose 13.40% in the third quarter of 1998 compared to the comparable 1997 period, to $194,476 from $171,502, as a result of the Company beginning to accrue interest on approximately $7.5 million of debt related to the Moreau, New York facility upon it entering service. Prior to the startup of the New York plant in July 1998, interest on such project debt was capitalized. For the nine months, interest expense expense fell 1.4% to $425,594 from $431,689 in the comparable 1997 period despite increased borrowings, due to somewhat lower average interest rates during 1998 and the capitalization of project interest during the first seven months of 1998. Other income increased during the third quarter of 1998 to $106,831 from $4,329 in third quarter 1997. For the nine months, other income increased to $199,266 from $28,916 for the nine months ended September 30, 1997. These increases reflect gains on the disposal of certain excess fixed assets and interest income.

         The Company accrues for income taxes at an effective rate of 34% inclusive of the deduction for state income tax. During the first nine months of 1998, $26,878 of income tax expense was accrued due to the use of net operating loss carryforwards.

Liquidity and Capital Resources

Working Capital

         At September 30, 1998, working capital totalled ($3,519,948), a decrease of $800,999 from December 31, 1997. This reflected the Company's use of increased short term bank borrowings and trade credit to fund fixed asset expenditures and working capital requirements relating to the Moreau facility. Trade receivables increased significantly, by $1,565,392 to $2,787,669, and inventories increased by $239,277, also related to shipments from the Moreau facility. Line of credit borrowings increased by $1,053,873 and trade payables by $1,056,944. Accrued expenses increased by $541,576 due to the accrual of startup expenses for the New York facility.

Cash Flow

         For the nine months ended September 30, 1998, cash provided by net income and depreciation and amortization totalling $1,047,140 remained relatively unchanged compared to the $1,106,361 reported in the prior year's period. However, net cash provided by operations declined significantly, from $1,642,891 for the first nine months of 1997 to $963,166 for the comparable 1998 period. This reduced cash flow from operations resulted primarily from the approximately $1.6 million build up in trade receivables, the $239,277 increase in inventory related to the new Moreau facility, and increased accruals for post retirement benefits, which were offset in part by the approximately $1.6 million expansion of accounts payable and accured expenses.

         The Company invested approximately $5.3 million of cash in additional fixed assets relating to Moreau, which investment was funded predominantly by a drawdown of approximately $3.1 million in restricted cash relating to the proceeds from the Company's $6.0 million Industrial Revenue Bond financing. New borrowings aggregating approximately $1.6 million supplemented such restricted cash in funding the significant fixed asset purchases and funding loan repayments of approximately $1.0 million. Net cash declined by approximately $310,000 for the nine months ended September 30, 1998.

Liquidity

         As previously reported, the Company has a $3.5 million revolving credit facility with two lenders, which facility matures in July 1999. On September 30, 1998, outstanding loans under the facility totalled $2,395,495, which amount represented substantially all of the total amount available at such time based on levels of accounts receivable and inventory on which borrowing availability is based. The credit facility provides the Company with an important source of liquidity in addition to cash generated from operations.

         Startup costs, expenditures for fixed assets and working capital requirements related to the Moreau facility placed additional burdens on the Company's liquidity position in the third quarter of 1998. These additional requirements were met by cash generated from net income and depreciation and amortization, as well as significantly increased use of trade credit. Also, in October 1998, the Company received an overline of $150,000 from its two bank lenders. Management believes the increased working capital requirements associated with Moreau, as well as increased legal and accounting expenses associated with the Colorado shareholders' derivative action and the Company's continued examination of previously disclosed indications of interest from third parties with respect to a purchase of the Company, will continue to strain the liquidity position of the Company into the fourth quarter of 1998 and into early 1999. However, management believes that the Company's existing credit facilities and core cash flow from earnings and depreciation and amortization will be adequate to fund the Company's short term liquidity and working capital needs.

Year 2000

         In recent months, there has been increasing public awareness and attention paid to the Year 2000 (or "Y2K") problem, which stems from the inability of certain computerized devices (hardware, software and equipment) to process year-dates properly after 1999 (in addition to related problems processing leap years and other dates). Affected devices may fail or malfunction unless repaired or replaced. Although the actual magnitude and effect of the issue cannot be reasonably determined in advance, the Company has given it priority. In February 1998, the Company began an analysis of the possible implications to the Company of the Year 2000 problem and the development of a plan to prevent the problem from adversely affecting its operations.

         The Company's plan can be divided into two principal areas:

         (1) Resolution of the internal aspects of the Year 2000 problem. This area includes the effects of the Year 2000 problem on the Company's technology, including computer hardware and software
                  systems,   as  well  as  computerized   equipment
                  containing programmable logic controllers or other embedded chips ("PLCs" or "chips"). The Company's internal technology Year 2000 plan includes:

                  (i)      Locating,   listing  and  prioritizing  the  specific
                           technology that is potentially subject to the Year 2000 problem (referred to as the "inventory" phase),

                  (ii) Assessing the actual exposure of such technology to the Year 2000 problem by inquiry, research, testing and other means (the "assessment" phase),

                  (iii) Selecting the method necessary to resolve the Year 2000 problems that were identified, including replacement, upgrade, repair or abandonment, and implementing the selected resolution method (the "remediation" phase), and

                  (iv)     Testing the  remediated  or converted  technology  to
                           determine  the  efficacy  of  the  resolutions   (the
                           "testing" phase).

         (2) Determination and control of the external aspects of the Year 2000 problem. This area includes:

                  (i) Assessing the risk posed by possible business interruption or production difficulties affecting important customers and suppliers of goods, services and essential utilities due to Year 2000 problems affecting their technology or business, and

                  (ii) Developing contingency plans to address failures by external parties to remediate fully any Year 2000 problems that are material to the Company. Assessment of external parties is accomplished by written and verbal inquiry, and by research to the extent that reliable information is available.

         To date, the Company has made progress on the internal aspects of the plan. The majority of the Company's business operations have completed the inventory and assessment phases. Also, management believes that approximately 40% of required remediation has been achieved, primarily through the replacement of certain equipment and systems. Remediation is expected to be completed by July 1, 1999, with testing of remediated or converted internal systems to continue through calendar year 1999. The sequence and extent of testing will be prioritized by the importance of the technology, with initial focus on two areas:

         (i)      Critical computer hardware and software systems, and

         (ii)     PLCs embedded in key machinery and equipment.

         The Company has assessed its internal operational exposure to the failure of PLCs. Information provided by the manufacturers of the PLCs within the Company's machinery and equipment indicates that there do not appear to be any PLCs that will cause material Year 2000 problems. The Company is currently seeking technical assistance in order to test certain PLCs to confirm manufacturers' representations regarding the absence of material Year 2000 problems. Testing of PLCs is not a routine practice, and there can be no assurances that the Company will be able to conduct such test on PLCs or that the tests will lead to reliable conclusions. In addition, there can be no assurances that the Company will be able to conduct tests on all of its internal technology, or that the tests will be fully successful in detecting Y2K problems within the internal technology.

         An evaluation of external parties will be initiated early next year, and will continue throughout 1999. Determining the Year 2000 readiness of external parties requires collection and appraisal of voluntary statements made or provided by those parties, if available, together with independent factual research. Although the Company has cooperated in the Y2K efforts of its customers and suppliers, and will take reasonable efforts to gather information to determine the readiness of external parties, often such information is not provided voluntarily, is not otherwise available, or is not reliable.

         In assessing the risks to the Company's business arising from the Year 2000 problem, the Company recognizes that it is subject to operational risks relating to the readiness of public utilities, transportation facilities, financial services providers and government operated services. The loss of services from one or more of these entities could interrupt or disrupt business unit operations. Furthermore, with respect to certain fundamental services such as electricity and telecommunications, it may be impractical to develop contingency plans (such as alternative power generation or telecommunication methods) to mitigate the potential adverse effects. The Year 2000 readiness of external parties is substantially beyond the Company's knowledge and control, and there can be no assurances that the Company will not be adversely effected by the failure of an external party to adequately address the Year 2000 problem.

         At this time, the Company believes the most likely worst case year 2000 scenario would not have a material effect on the Company's results of operations, liquidity and financial condition for the year ending December 31, 2000. The Company does not foresee a material loss of revenue due to the Year 2000 issue. However, this estimate is based on management's assessments of the likelihood of occurrence of possible scenarios; the Company believes that no entity can address the virtually unlimited possible circumstances related to Year 2000 issues, including risks outside of the Company's market area. While unlikely, it is acknowledged that failure by the Company to successfully implement its Year 2000 plan, its modifications and conversions, or to adequately access the likelihood of various events relating to the Year 2000 issue, could have a material impact on the Company's operations. Therefore, this could potentially result in a material adverse effect on the Company's results of operations and financial conditions.

         Prior to June 30, 1999, the Company expects to develop initial contingency plans to address situations wherein the readiness of the internal technology or external parties is not sufficiently assured, and practical alternative products, services or methods are available. Thereafter, as the Year 2000 approaches, the Company will monitor and update such contingency plans as are appropriate to address any changes in the Company's year 2000 risks. The Company currently estimates the total cost for addressing the Y2K problem will be approximately $80,000. These costs do not include the Company's internal costs incurred for the Y2K project, such costs being principally payroll costs for personnel assigned to such project, as the Company does not have a tracking system to capture these items. However, management does not believe that such internal costs are or will be material. Also, the estimated amounts do not include estimated costs associated with the implementation of any contingency plans that may be developed by the Company during fiscal year 1999. The costs associated with preparing for the Y2K problem are expensed as incurred and are being funded with cash from operations. As of September 30, 1998, the Company had spent approximately $30,000. The Company does not expect the total cost of addressing the Y2K problem with respect to its internal technology to be material to its consolidated financial condition or results of operations.

         The above projections of total costs to implement the Company's Year 2000 plan and estimated timetable for completion are based on management's best estimates, which are necessarily based in part on assumptions of future events including the continued availability of adequate resources and completion of third party modification plans. There can be no guarantee that these estimates will be achieved; actual results could differ from the Company's current estimates. Specific risk factors that might cause material differences include, but are not limited to, the availability and cost of personnel with adequate programming skills, the availability of replacement equipment and components and the ability to locate and correct all relevant computer codes. The inability to control the actions and plans of vendors and suppliers, customers, government entities and other third parties with respect to Year 2000 issues are associated risks.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company is a party to and a borrower under certain credit arrangements, including the following (collectively, the "Credit Facilities"):

         (a) A Loan and Security Agreement dated July 1, 1996 between the Company and National Canada Finance Corporation ("NCFC") whereby (i) such lender provides the Company with a line of credit of up to $3.5 million (excluding a $150,000 overline extended effective October 1998) based on eligible accounts receivable and inventory, with outstanding advances totalling $2,395,495 at September 30, 1998 and (ii) such lender provided the Company with a term loan in the original principal amount of $3,639,000 to buy out a lease on the Waverly, Virginia formaldehyde plant and of which $2,375,450 was outstanding as of September 30, 1998; and

         (b) $6,000,000 of Industrial Reveue Bonds through the County of Saratoga Industrial Development Agency, and a related Letter of Credit
Reimbursement Agreement, $1,500,000 term loan and other related credit agreements with KeyBank National Association ("KeyBank") relating to the Company's new manufacturing facility located in Moreau, N.Y., of which $7,137,500 was outstanding at September 30, 1998.

         The Credit Facilities are secured by substantially all of the Company's assets, and are subject to substantially similar financial and restrictive covenants. At December 31, 1997, March 31, 1998 and June 30, 1998, the Company was in technical violation of certain of these covenants as a result of unauthorized advances to officers, which have been previously reported, and the Company's failure to meet certain financial covenants relating primarily to net worth, leverage, net profit and capital expenditures. As of November 1998, the Company had received waivers of all such violations. Also, the NCFC and KeyBank credit facilities were amended to liberalize certain financial covenants effective as of September 30, 1998. As a result, based on the Company's financial performance in the third quarter of 1998, the Company was in material compliance with its loan covenants as of such date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 12, 1998, the Registrant held its annual meeting of shareholders. Glen A. Whitwer was elected as a director of the Registrant, for a term expiring in 2001. The following is a list of the remaining directors and the year their terms expire: Harold N. Spurlock (1999), Phillip S. Sumpter
(1999),  Raymond G. Tuttle  (2000),  Lance K. Hoboy (1999) and Kirk J. Passopulo
(1999).

         The only other matter considered at the 1998 annual meeting was the ratification of the appointment of Cherry, Bekaert & Holland, L.L.P. as independent auditors for the Registrant for the fiscal year ending December 31, 1998, which was approved by shareholders.

         The chart below sets forth the vote totals for each director and on the matter of the ratification of the appointment of the independent auditors:

                                                For            Against           Abstain
1.   Glen A. Whitwer                         4,811,923         189,616              -

2.   Ratification of Independent
     Auditors                                5,213,136         187,655            8,461

There were no broker non-votes on the ratification of independent auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The Registrant has included the following exhibits pursuant to
                  Item 601 of Regulation S-K:

                  Exhibit No.              Description

                     10.1 Letter dated March 4, 1998 from the Registrant to Larry Birkholz

                     10.2 Letter dated March 4, 1998 from the Registrant to Kirk Passopulo

                     10.3 Letter dated March 4, 1998 from the Registrant to John Fitzgerald, Jr.

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

                                              SPURLOCK INDUSTRIES, INC.
                                              (Registrant)



Dated:  November 13, 1998                     By: /s/ Lawrence C. Birkholz
                                                  ------------------------------
                                                  Lawrence C. Birkholz
                                                  Controller
                                                  (Principal Accounting Officer)

                            SPURLOCK INDUSTRIES, INC.
                                  Exhibit Index


       Exhibit No.           Description

          10.1               Letter dated March 4, 1998 from the  Registrant  to
                             Larry Birkholz

          10.2               Letter dated March 4, 1998 from the  Registrant  to
                             Kirk Passopulo

          10.3 Letter dated March 4, 1998 from the Registrant to John Fitzgerald, Jr.

          11                 Statement re: Computation of Per Share Earnings

          27                 Financial Data Schedule

          99 That portion of the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on August 12, 1998, filed with the Commission July 20, 1998, under the caption "Certain Legal Proceedings," which is incorporated herein by reference.