Form 10-K405
period 1998-12-31
SPURLOCK INDUSTRIES INC
filed 1999-03-31
CIK 1008615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-21133

                            SPURLOCK INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Virginia                                 84-1018956
        (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                Identification No.)

               125 Bank Street                               23890
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X
                                     -----
         The aggregate market value of the voting stock of the registrant held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 25, 1999, was $9,193,648.

         The number of shares outstanding of Common Stock as of March 11, 1999, was 6,628,639.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                     Page
Item 1.           Business.......................................................................      3

Item 2.           Properties.....................................................................      7

Item 3.           Legal Proceedings..............................................................      8

Item 4.           Submission of Matters to a Vote of Security Holders............................      9


                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters........................................................................      9

Item 6.           Selected Financial Data........................................................     10

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operation.......................................................     12

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.....................     24

Item 8.           Financial Statements and Supplementary Data....................................     25

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........................................     46


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.............................     46

Item 11.          Executive Compensation.........................................................     47

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.....................................................................     52

Item 13.          Certain Relationships and Related Transactions.................................     53


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.......................................................................     55


                                     PART I

Item 1.      Business

General

     Spurlock Industries, Inc. (the "Company" or the "Registrant") is a Virginia corporation organized in 1996. The Company is the successor to Air Resources Corporation ("Air Resources"), a Colorado corporation organized in 1986. At a special meeting of the shareholders of Air Resources held on June 11, 1996, the shareholders of Air Resources approved the merger of Air Resources into the Company, in order, among other things, to change the domicile of Air Resources from Colorado to Virginia. Such merger was consummated on July 26, 1996. References herein to the "Company" shall include Air Resources as predecessor to the Company.

     Through its wholly-owned subsidiary, Spurlock Adhesives, Inc. ("Spurlock Adhesives") the Company develops, manufactures and markets specialty thermosetting resins and formaldehyde for the forest products, building products and furniture industries. The Company also produces, on a limited basis, fertilizer products for the agricultural and lawn and garden supply industries. It operates two manufacturing facilities in the southeastern United States, in Waverly, Virginia and Malvern, Arkansas, and one in the northeast, in Moreau, New York. Products of Spurlock Adhesives are sold throughout the northeast, southeast and midwest regions of the United States.

     The Company's principal executive offices are located at 125 Bank Street, Waverly, Virginia 23890, and its telephone number is (804) 834-8980.

Merger

     As previously reported, on December 18, 1998, the Company entered into an Agreement and Plan of Merger by and among Borden Chemical, Inc., a Delaware corporation ("Borden Chemical"), SII Acquisition Company, a Virginia corporation and wholly-owned subsidiary of Borden Chemical ("Acquisition"), and the Company, dated as of December 18, 1998, and as subsequently amended and restated by an Amended and Restated Agreement and Plan of Merger by and among such parties, dated as of January 25, 1999 (the "Merger Agreement"). The Merger Agreement provides for the merger of Acquisition with and into the Company (the "Merger"). As a result of the Merger, the Company would become a wholly-owned subsidiary of Borden Chemical.

     The agreed purchase price is $3.40 per share of the Company's common stock, no par value ("Common Stock"), subject to downward adjustment for limited contingencies. The transaction is subject to shareholder approval, with a special meeting of shareholders to consider the Merger anticipated for the second quarter of 1999. In conjunction with the Merger Agreement, certain executive officers and majority shareholders representing 52.4% of the shares of the Company's Common Stock outstanding as of March 11, 1999, have entered into a voting agreement with Borden Chemical and Acquisition (the "Voting Agreement") and agreed to vote their shares in favor of the Merger Agreement.

Business and Operational Development

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

     Acquisition of Spurlock Adhesives. On August 5, 1992, Air Resources acquired Spurlock Adhesives as a wholly-owned subsidiary. Spurlock Adhesives was founded in 1973 by Harold N. Spurlock, Sr., as sole proprietor, and was incorporated in the Commonwealth of Virginia in 1989. The early years of operation consisted solely of the production of urea resins and liquid fertilizer products. The business evolved primarily around the needs of the growing composite wood products industry. Mr. Spurlock developed a number of innovative products for the particleboard and medium density fiberboard industries, including the first single component resin. This new resin replaced an expensive four component system that was being used in the medium density fiberboard industry. Also, Spurlock Adhesives developed one of the first lower formaldehyde resins for the particleboard industry in response to concerns expressed by the environmental community in the early 1980s. The process for producing this product was one of the first processes patented in this area. See "-- Patents and Trademarks." The Company has maintained its market leadership in the development of resins with lower levels of formaldehyde for the particleboard and medium density fiberboard industries.

     Over the years, Spurlock Adhesives has continued to diversify its customer and market base as well as upgrade its manufacturing facilities. In 1980, Spurlock Adhesives serviced less than 10 customers and produced approximately 70 million pounds of resins at its Waverly plant, as compared to 30 customers and 375 million pounds of resins and formaldehyde in 1998. In 1987, Spurlock Adhesives built a new resin production plant adjacent to its existing one in Waverly, which increased its resin capacity 400%. In a move to vertically integrate the Waverly facility, Spurlock Adhesives built its first formaldehyde production plant in Waverly in 1988. This plant allowed Spurlock Adhesives to internally supply approximately 80% of its formaldehyde needs for resin production, thus enabling it to become less dependent on outside supply and to better control its raw material costs.

     In 1992, Spurlock Adhesives acquired a resin and formaldehyde production facility in Malvern, Arkansas from BTL Specialty Resins Corp. of Toronto, Ontario (Canada) at the time that it became a wholly-owned subsidiary of Air Resources. This merger gave Spurlock Adhesives a larger distribution area, thus allowing it to compete for business in the midwest region of the United States. In 1993, Spurlock Adhesives completed a state-of-the-art formaldehyde plant in Waverly, which it leased from D.B. Western, Inc. until July 1996, when Spurlock Adhesives purchased the plant. This plant fulfills all of the current formaldehyde needs of the Waverly resin operations and offers Spurlock Adhesives the flexibility of being able to produce additional marketable products. In 1998, the Company opened a commercial grade formaldehyde and resin production facility, which was designed and built by D.B. Western, Inc., in Moreau, New York (the "Moreau Facility"). The Moreau Facility has doubled the Company's formaldehyde production capacity and has increased its resin production capacity by 30%.

     Spurlock Adhesives is presently the sole operating asset of the Company.

Products

     The major products produced by Spurlock Adhesives consist of formaldehyde and two types of thermosetting resins generally classified as Urea-Formaldehyde Resins ("Urea Resins") and Phenol- Formaldehyde Resins ("Phenolic Resins"). Within these two general resin types are specifically designed resins developed for the specific needs of certain industries and individual customers. Spurlock Adhesives also produces fertilizer products for a limited number of customers.

     Urea Resins. These resins are used as the binder system for interior grade products such as particleboard, medium density fiberboard, plywood and coated papers. These products are then used in furniture, cabinets, wall panels and cabinet components. Spurlock Adhesives also produces Urea Resin binder systems for roof mat that later is processed into asphalt roofing shingles. Urea Resins are thermosetting, which means that they cure and adhere with the aid of heat and sometimes pressure. They are characterized as having a Type II bond, which indicates that they are strong and have a moderate amount of resistance to moisture and humidity. The major materials involved in the production of Urea Resins are formaldehyde, urea, triethanolamine, sodium hydroxide, sodium chloride and other proprietary ingredients. Spurlock Adhesives currently manufactures and sells approximately 36 different Urea Resins to the particleboard, medium density fiberboard, interior plywood, treated and coated papers and fiberglass roof mat/filter media segments of the forest products, building products and furniture industries. Sales of

Urea Resins accounted for 69.5%, 70.7% and 73.6% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively.

     Phenolic Resins. These resins are used as the binder system for exterior grade construction materials such as oriented strandboard, exterior plywood and hardboard, as well as the binder for fiberglass and mineral wool insulation. Further, these resins are also used in paper impregnating for high pressure laminates, such as counter tops. Phenolic Resins are also thermosetting, but are classified as having a Type I bond, indicating that they provide better resistance to moisture and humidity than Urea Resins. Phenolic Resins typically are slower curing and more expensive. The major materials involved in the production of these resins are formaldehyde, phenol, urea, sodium hydroxide, potassium hydroxide and sulfuric acid. Spurlock Adhesives presently manufactures and sells approximately 11 different Phenolic Resins to the oriented strandboard, hardboard, fiberglass insulation and mineral wool insulation segments of the forest products, building products and furniture industries. Sales of Phenolic Resins accounted for 2.4%, 3.3% and 5.7% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively.

     Formaldehyde. Spurlock Adhesives produces formaldehyde for its own internal consumption, but also selectively markets this product to industrial accounts and other users. The major material involved in the production of formaldehyde is methanol. Sales of formaldehyde accounted for 23.2%, 23.4% and 19.2% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively.

     Fertilizer. Spurlock Adhesives produces both liquid fertilizers and intermediate fertilizer products, which are purchased and further processed by customers engaged in the manufacture and sale of fertilizers for agricultural and lawn and gardening uses. Spurlock Adhesives' production of fertilizer is similar to the production of Urea Resins produced by Spurlock Adhesives. There are no significant barriers to entry into this business for other resin producers. This production, however, serves to diversify Spurlock Adhesives' product mix in a manner that may reduce financial exposure stemming from downturns in the business cycle of the forest products, building products and furniture industries. Sales of fertilizers accounted for 4.9%, 3.5% and 1.5% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively.

Sales and Marketing

     Spurlock Adhesives sells its resin products to commercial manufacturers in the forest products, building products and furniture industries. The customers of Spurlock Adhesives include small, medium and large thermosetting resin users located principally in the northeast, southeast and midwest regions of the United States.

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

     Spurlock Adhesives has a sales and marketing staff consisting of two full-time Sales Managers and a Director of Sales and Marketing. The Sales
Managers call on existing and prospective customers in their individual geographic territories. In circumstances where the company seeks to qualify new or existing products in a particular industry segment, the Sales Managers submit samples to prospective customers for evaluation and testing. Plant managers service accounts and assist in the development of new business. Spurlock Adhesives also employs regional distributors to service specific markets and accounts.

     Spurlock Adhesives also markets itself and its products through advertising and participation in industry associations. Advertising is usually limited to the placement of special features in trade publications and to general listings of resin producers in trade publications, annual buyers guides and other individual directories. Employees of Spurlock Adhesives participate in various industry trade associations and conferences, including the Composite Panels Association, the Technical Association of Pulp and Paper Industries, the Forest Products Research Society, the International Particleboard/Composite Materials Symposium, the International Woodworkers Fair and the Amino, Phenolic Wood Adhesive Association.

Customers

     The principal customers of Spurlock Adhesives as of December 31, 1998 were Willamette Industries (Malvern, Arkansas), Schenectady International (Schenectady, New York), Union Camp (Franklin, Virginia) and International Paper (Waverly and Stuart, Virginia; Spring Hope and Statesville, North Carolina; and Jefferson and Nacogadoches, Texas). Sales to each of these customers represented at least 10%, but not more than 19%, of Spurlock Adhesives' total consolidated net sales for 1998. The loss of any one of these customers could have a material adverse effect on the financial condition and the results of operations of Spurlock Adhesives.

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

Competition

     The business of developing and manufacturing liquid thermosetting resins is highly competitive. The principal products of Spurlock Adhesives compete against similar and different products manufactured and sold by numerous other companies, some of which are substantially larger and have greater resources than Spurlock Adhesives. The principal competitors of Spurlock Adhesives are three large well-established manufacturers: Georgia-Pacific Resins, a division of Georgia-Pacific Corporation; Borden Chemical; and Neste Resins, a Finnish Company. Spurlock Adhesives competes on the basis of price, quality, product consistency, service, method of distribution and the ability to tailor products to meet customer needs.

Patents and Trademarks

     Spurlock Adhesives is the owner of a United States patent, No. 4,381,368, on a process for the production of Urea Resins. The patent was obtained by Harold N. Spurlock, Sr. on April 26, 1983, and was formally assigned to Spurlock Adhesives in January 1996 for no consideration. The process described in the patent has been used as the foundation for several other products developed by Spurlock Adhesives.

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

Employees

     As of December 31, 1998, Spurlock Adhesives had 83 full time employees. The Company does not employ any personnel. Spurlock Adhesives believes that its relationship with its employees is good. Approximately 16 employees located at the Malvern, Arkansas plant are covered by a three year collective bargaining agreement between Spurlock Adhesives and the United Steel Workers of America that expires June 30, 1999.

Government Regulation

     The Company is subject to various federal, state and local environmental laws and regulations that limit the discharge, storage, handling and disposal of a variety of substances. The Company's operations are also governed by laws and regulations relating to work-place safety and worker health, principally the Occupational Safety and Health Administration Act of 1970 and accompanying regulations and various state laws and regulations. Spurlock Adhesives believes that it presently complies in all material respects with the foregoing laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its financial condition or results of operations. See Note 1 to the Consolidated Financial Statements and
Item 7., "Management's Discussion and Analysis of Financial Corporation and Results of Operations - "Compliance with Environmental Regulations."


Item 2.      Properties

     The Company conducts its business operations primarily from three manufacturing facilities located in Waverly, Virginia, Malvern, Arkansas and Moreau, New York. The Company's headquarters and chief executive offices are located in leased office space in Waverly, Virginia. Management believes that the properties are in good condition and suitable for the Company's purposes. The Company's three manufacturing facilities are encumbered under existing credit arrangements.

     Executive Offices. On March 31, 1998, the Company purchased a small office building in Waverly that contains approximately 2,700 square feet of space. The Company began occupying this building on in late July 1998.

     Waverly Facility. Spurlock Adhesives owns and operates a facility on a 43-acre industrial site located about three miles northwest of the intersection of state highways 40 and 460 near Waverly, Virginia. The facility consists of two resin plants and two formaldehyde plants. The plants produce Urea Resins, Phenolic Resins and formaldehyde. In 1998, the resin plants were operated at approximately 52% of capacity and the formaldehyde plants were operated at approximately 73% of capacity.

     Malvern Facility. Spurlock Adhesives owns and operates a facility on 67 acres of land in Gillford, Arkansas, approximately five miles northeast of Malvern, Arkansas. The facility consists of a resin plant, a formaldehyde plant, two administrative offices and a research facility. The plants produce Urea Resins, Phenolic Resins and formaldehyde. In 1998, the resin plant was operated at approximately 78% of capacity and the formaldehyde plant was operated at approximately 74% of capacity. The Company's major research activities are conducted at the Malvern facility.

     Moreau Facility. In the fourth quarter of 1996, the Company purchased property in the Moreau Industrial Park, located in South Glens Falls, New York, obtained the necessary regulatory approvals and initiated construction of a manufacturing facility for the production of formaldehyde and resins. The facility consists of two formaldehyde plants (one purchased and one leased), one resin plant and ancillary equipment, buildings and tank farms. The total cost of the project is approximately $8,483,000 for the purchased plants. D.B. Western, Inc. was the general contractor of the project, which was completed in 1998, and owns the leased formaldehyde plant. Payments under the lease are $46,139 per month over a ten-year term, with a purchase option at the end of three years. The financing sources for the purchased plants include a term loan for $1,500,000, amortized for 10 years at an interest rate of LIBOR plus 2.75%, the proceeds from a tax-exempt bond in the amount of $6,000,000 issued by Saratoga County, New York, amortized for 10 years at a variable interest rate which has been effectively fixed at a rate of 4.74% with an interest rate swap, and the Company's operating cash flow for the remaining $800,000 and the soft costs. As of December 31, 1998 the principal amounts currently outstanding on the term loan and the tax-exempt bond were $1,400,000 and $5,700,00, respectively. Operations at the Moreau facility began in July 1998, and the resin plants operated at approximately 11% of capacity and the formaldehyde plants at approximately 47% of capacity for the approximate five month period of operation ended December 31, 1998.

     Management believes that the region served by the Moreau facility is a very favorable market. There has historically been industry undercapacity for resins and formaldehyde in this market, and purchasers in this region have had to procure products from outside the region at higher prices due to freight charges required. Accordingly, the Company is well-positioned to replace such out-of-region products and to maintain satisfactory pricing of the plants' output.


Item 3.      Legal Proceedings

     On April 28, 1997, seven shareholders of the Company filed a Derivative Suit (the "Derivative Suit") against the Company and certain current and former officers and directors of the Company in Colorado State Court. The proceeding was subsequently moved to the United States District Court for the District of Colorado. The plaintiff shareholders include Lee Rasmussen, who as of March 1, 1999 held approximately 5.3% of the outstanding shares of Common Stock. The following current directors or officers of the Company were named as defendants:
Harold N. Spurlock, Sr., Phillip S. Sumpter, and Irvine R. Spurlock. Defendants also included H. Norman Spurlock, Jr. and Lloyd Putnam, former officers and directors of the Company; and Warren E. Beam, Jr., a former officer of the Company.

     The Derivative Suit, Rasmussen et al. v. Spurlock Industries, Inc., et al. (Civil Action No. 97-D- 2214), alleged that the defendants engaged in various activities that breached their fiduciary duties to the plaintiff shareholders and/or violated provisions of Colorado law applicable to domestic corporations. The activities so alleged included wrongful payment and wrongful guarantee of debts of one or more defendants, unlawful loans and distributions to defendants, unfair dealings with one or more defendants, overcompensation of defendants and other employees, wrongful depression of the Company's stock price, misrepresentation as to shareholders, and improper approval of the merger of Air Resources into the Company. The plaintiff shareholders sought a declaratory judgment with respect to the acts complained of, repayment of certain monies to the Company, an accounting of all financial transactions of the Company from 1992 to the present, a constructive trust of shares of common stock held by certain defendants, injunctive relief and damages.

     A special litigation committee appointed by the Company's Board of Directors conducted an extensive investigation of the facts, circumstances and transactions alleged in the Derivative Suit. Following its investigation, the committee concluded that certain claims in the suit had merit and, having pursued such claims on behalf of the Corporation, recovered approximately $500,000 in cash, a judgment and a secured note.

     On December 17, 1998, the parties to the Derivative Suit entered into an agreement to resolve all claims in connection with the suit (the "Stipulation and Settlement Agreement"). Under the terms of the settlement, notice of which was furnished to all shareholders of record as of December 15, 1998, the Company was required to pay to the plaintiff shareholders $75,000 in cash, representing a portion of the monies recovered by the Company, and $22,500 in cash, representing reimbursement of the plaintiff shareholders' legal fees, and to issue 50,000 shares of Common Stock to the plaintiff shareholders. The Stipulation and Settlement Agreement was subject to court approval and the running of all appeals periods.

     In addition to the Stipulation and Settlement Agreement, the plaintiff shareholders and the Spurlock Family Limited Partnership, whose limited partners include Harold N. Spurlock, Sr., Irvine R. Spurlock and H. Norman Spurlock, Jr., entered into a separate Settlement Agreement (the "SFLP Settlement Agreement") in order to settle all outstanding claims that may have existed between the parties, none of which claims was a derivative claim. The SFLP Settlement Agreement was conditioned upon court approval of the Stipulation and Settlement Agreement and the running of all appeals periods relating thereto. It placed no obligation on the Company and provided for (i) Lee Rasmussen to receive 225,000 shares of Common Stock from the Spurlock Family Limited Partnership and (ii) the plaintiff shareholders to have the right to "put" to the Spurlock Family Limited Partnership certain shares of Common Stock held by them.

     A hearing was held on January 27, 1999 in the United States District Court for the District of Colorado, and the Court determined that the settlement embodied in the Stipulation and Settlement Agreement was fair, reasonable and adequate, approved the settlement and dismissed all claims asserted or which could have been asserted in the Derivative Suit. The Stipulation and Settlement Agreement and the SFLP Settlement Agreement became final and effective on March 11, 1999 upon the running of all appeals periods and the payment of all settlement consideration required by such agreements.

     As of March 29, 1999, there were no material pending legal proceedings to which the Company was a party or to which any of its properties was subject.


Item 4.      Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.      Market  for  Registrant's  Common  Equity and  Related  Stockholder
             Matters

     There is no established public trading market for shares of Common Stock. Shares of Common Stock are traded in over-the-counter markets and on the OTC Bulletin Board under the symbol "SKII."

     The following table shows the high and low closing bid prices per share of Common Stock as reported in the National Daily Quotation Sheets. These prices reflect quotations between dealers without adjustment for retail markups, markdowns, or commissions, and may not represent actual transactions.

                                                           Closing Bid Price
                                                          High            Low
Fiscal Year Ended December 31, 1997

     First Quarter...............................       $ .625          $ .375
     Second Quarter..............................         .4375           .375
     Third Quarter...............................         .38             .375
     Fourth Quarter..............................         .45             .38

Fiscal Year Ended December 31, 1998

     First Quarter (1)...........................       $ .45           $ .25
     Second Quarter (1)..........................        1.50             .26
     Third Quarter (1)...........................        1.75             .82
     Fourth Quarter (1)..........................        3.125           1.53125

____________________
(1) The high and low sales prices per share as reported through the OTC Bulletin Board for the fiscal year ended December 31, 1998 were: $0.55 and $0.45, respectively, for the first quarter; $1.75 and $0.312, respectively, for the second quarter; $1.875 and $0.79, respectively, for the third quarter; and $3.50 and $1.531, respectively, for the fourth quarter.

     The closing bid and asked prices per share of Common Stock on March 1, 1999, were $2.96875 and $3.15625, respectively.

     Holders of Common Stock. The number of holders of record of the Company's Common Stock, no par value, as of March 1, 1999 was approximately 200.

     Dividends. Holders of the Company's Common Stock are entitled to receive such dividends as may be declared by its Board of Directors. No cash dividends have been declared or paid with respect to the Company's Common Stock and no dividends are anticipated to be paid in the foreseeable future.

     Sale of Unregistered Securities. The Company sold no equity securities of the Company which were not registered under the Securities Act of 1933, as amended, during the period covered by this report.

     On December 17, 1998, the Company and certain current and former officers and directors entered the Stipulation and Settlement Agreement with seven shareholders of the Company with respect to the Derivative Suit. The Stipulation and Settlement Agreement was subject to court approval. A hearing was held on January 27, 1999 in the United States District Court for the District of Colorado, at which time the court approved the settlement and dismissed all claims asserted or which could have been asserted in the Derivative Suit. The Stipulation and Settlement Agreement became final and effective on March 11, 1999, upon the running of all appeals periods and the payment of all settlement consideration required by such agreement.

     A portion of the settlement consideration paid to the seven plaintiff shareholders consisted of 50,000 shares of Common Stock. Such shares were issued by the Company pursuant to an exemption from the registration requirements of
Section 5 of the Securities Act of 1933, as amended (the "Securities Act") contained in Section 4(2) of the Securities Act via a private placement of such shares. The Common Stock issued to the named plaintiffs was restricted, with the certificate evidencing such shares containing a restrictive legend. The plaintiffs were provided with the then most recent filings of the Company with the Commission under the Securities and Exchange Act of 1934, as amended, and certified to the Company that they were acquiring the 50,000 shares for investment and not public distribution.


Item 6.      Selected Financial Data

     The selected consolidated financial information presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1998, is derived from the consolidated financial statements of the Company. The financial statements as of December 31, 1998 and 1997, and for the two years ended December 31, 1998, have been audited by Cherry, Bekaert & Holland, L.L.P., independent auditors. The financial statements as of and for the three years ended December 31, 1996, have been audited by James E. Scheifley & Associates, P.C. (formerly Winter, Scheifley & Associates, P.C.).

     The information set forth below should be read in conjunction with Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                                                            Years Ended December 31,
                                                    1998           1997           1996           1995 (1)         1994
                                                    ----           ----           ----           ----             ----
Income Statement Data:
Net Sales...........................            $27,659,786     $24,725,077   $28,643,415     $33,243,677     $30,512,704
Cost of sales.......................             21,718,458      19,597,991    21,129,265      26,092,053      26,269,016

Gross profit........................              5,941,328       5,127,086     7,514,150       7,151,624       4,243,688
Selling, general and
administrative expenses.............              6,310,326       4,815,638     4,414,422       3,903,371       3,456,356
                                                -----------     -----------   -----------     -----------     -----------
Income (Loss) from operations.......               (368,998)        311,448     3,099,728       3,248,253         787,332

Other income and expenses...........                795,022         139,307        83,376          12,007           2,513
Interest expense....................               (699,109)       (627,799)     (667,942)       (663,662)       (828,261)
                                                -----------     -----------   -----------     -----------     -----------
Income (Loss) before
   income taxes.....................               (273,085)       (177,044)    2,515,162       2,596,598         (38,416)
Provision for income taxes
   (benefit)........................                 23,456        (152,304)    1,021,487         115,600               -
                                                -----------     -----------   -----------     -----------     -----------
Net Income (Loss)...................            $  (296,541)    $   (24,740)   $1,493,675     $ 2,480,998     $   (38,416)
                                                ===========     ===========   ===========     ===========     ===========
Net Income (Loss) per common share:
   Basic and diluted................                 ($0.05)    $      0.00   $      0.22     $      0.37          ($0.01)
                                                ===========     ===========   ===========     ===========     ===========

                                                            Years Ended December 31,
                                                    1998           1997           1996           1995 (1)         1994
                                                    ----           ----           ----           ----             ----
Balance Sheet Data:
Current assets......................           $  3,654,790     $ 2,553,259   $ 2,288,914      $3,099,414      $3,715,917
Current liabilities.................             16,500,693       5,365,116     4,388,860       5,330,308       8,133,204
Total assets........................             21,086,154      19,401,431    12,270,407       9,342,968       9,996,870
Long-term debt......................                274,682       9,598,315     3,402,621         983,652       1,354,556
Stockholders' equity(2).............              3,974,252       4,268,043     4,292,783       2,919,108         509,110

Number of common
   shareholders.....................                    200             227           242             249             245

Weighted average number
   of common shares
   outstanding......................              6,574,899       6,573,639     6,711,733       6,717,667       6,626,066
Cash dividends declared.............                      0               0             0               0               0
Book value per share (3)............                  $0.60           $0.65         $0.64           $0.43           $0.08

________________________

(1) Assumes the conversion of 1,200,000 shares of preferred stock, par value $2 per share, into 2,400,000 shares of Common Stock, which conversion was subsequently effected on January 5, 1996. Absent the pro forma addition of 2,400,000 shares of Common Stock, the historical number of weighted average shares outstanding for the fiscal year ended December 31, 1995 was 4,317,667.

(2) For the two fiscal years ended December 31, 1995, stockholders' equity included 1,200,000 preferred shares, totaling $2,400,000.

(3) Assuming the conversion of 1,200,000 preferred shares into 2,400,000 shares of Common Stock, which conversion was subsequently effected on
      January 5, 1996, the weighted average shares outstanding for the five fiscal years ending December 31, 1998 were: 6,574,899, 6,573,639, 6,711,733, 6,717,667 and 6,626,066.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis provides information which management believes is relevant to understanding the Company's operations and financial condition. It should be read in conjunction with the financial statements and accompanying notes. The financial statements of the Company have been prepared in conformity with generally accepted accounting principles.

Forward-Looking Statements

     The following discussion contains certain forward-looking statements, generally identified by phrases such as "the Company expects" or "management believes" or words of similar effect. The Company wishes to caution readers that certain important factors set forth within such discussion, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made herein. For a discussion of certain factors that could cause actual results to differ from those contained in any such forward-looking statements, see "- Forward-Looking and Cautionary Statements."

General

     Overview. Despite the successful startup of the Moreau Facility, significant gains in revenues and improvement in the gross margin, the Company's operating results declined in the fiscal year ended December 31, 1998. This deterioration in operating income was primarily due to substantial legal and accounting costs related to the Derivative Suit and the sale of the Company, Derivative Suit settlement costs, start-up costs associated with the Moreau Facility, and increased deferred tax liability. As a result, the Company reported a pretax loss of $273,085 and an after tax loss of $296,541 in 1998, compared to pretax and after tax losses of $177,044 and $24,740, respectively, in the prior year. Absent the substantial legal and accounting costs related to the Derivative Suit and the sale of the Company, and Derivative Suit settlement costs, management estimates that the Company would have reported 1998 pretax profits of approximately $975,000.

     In the fiscal year ended December 31, 1997, the Company's profits also declined substantially compared to 1996, primarily due to a significant reduction in the gross margin, which reduction was caused by price deterioration relating to oversupplies of the Company's primary products in two of its three regions of operation. In addition, during 1997, the Company elected to expense approximately $533,927 of start-up and pre-operating costs relating to the new Moreau, New York manufacturing facility, which began operations in July 1998. As a result, the Company experienced a loss of $24,740 in 1997, compared to net income of $1,493,675 in 1996.

     Dependence on Construction and Related Industries. Demand for the Company's products and the Company's financial performance are closely tied to the fortunes of the construction, forest products and related industries.

     Price of Raw Materials. Raw materials costs comprised approximately 52%, 60%, and 57% of net sales in 1998, 1997, and 1996, respectively. Raw materials are by far the largest component of cost of goods sold. Therefore, the Company's operating performance is sensitive to price movements in its basic raw materials, particularly methanol and urea. Management strives to ameliorate these commodity risks by maintaining diverse supply relationships and by closely matching increases and decreases in product prices to increases and decreases in raw material costs. The 1998 reduction in raw material costs reflects favorable spot market purchases in the fourth quarter and competitive pressure in such commodity markets.

     Freight Costs. A substantial portion of the Company's products are priced on an "as delivered basis." For 1998, 1997, and 1996, freight costs relating to delivery of the Company's products comprised approximately 8.3%, 3.6%, and 3.9%, respectively, of net sales. Accordingly, the Company's operating performance is sensitive to movements in freight costs. The 1998 freight increase reflects management's decision to supply product to customers in the northeast from the Company's Waverly, Virginia plant prior to the operation of its Moreau, New York facility in order to lock in such customers. Such shipments from Waverly ceased following the start-up of the Moreau Facility in July 1998. Also, in the fourth quarter of 1998, management was successful in negotiating more favorable freight rates generally.

     Credit Facilities. In July 1996, in order to reduce interest costs and increase credit availability, the Company terminated a $3,500,000 line of credit with its primary working capital lender and obtained a line of credit in a like amount with a new lender. Such credit facility is secured by accounts receivable and inventory, among other assets, and provides for credit availability based upon the level of accounts receivable and inventory. In conjunction with this new line of credit, the Company borrowed an additional $3,600,000 under a term loan to purchase a formerly leased formaldehyde plant, which term loan is secured by all assets. In October 1998 and February 1999, the Company obtained "overlines" to its existing line of credit of $150,000 each to fund additional working capital requirements relating to the new Moreau Facility.

     New York Project. In the fourth quarter of 1996, the Company purchased property in the Moreau Industrial Park, located in South Glens Falls, New York, obtained the necessary regulatory approvals and initiated construction of a manufacturing facility for the production of formaldehyde and resins. The Moreau Facility began operations in July 1998. See Item 1., "Business - Business and Operational Development" and Item 2., "Properties."

     The financing sources for the New York plants, with a total estimated cost of $8,483,000, included a term loan for $1,500,000, amortized for 10 years at an interest rate of LIBOR plus 2.75%, the proceeds from a tax-exempt bond in the amount of $6,000,000 issued by Saratoga County, New York, amortized for 10 years at a variable interest rate which has been effectively fixed at a rate of 4.74% with an interest rate swap (See "- General - Disclosure Concerning Market Risk") and the Company's operating cash flow for the remaining $800,000 and "soft" costs of approximately $600,000 consisting of interest, environmental permits, legal and administrative expenses. As of December 31, 1998, the principal amounts currently outstanding under the term loan and the tax-exempt bond were $1,400,000 and $5,700,000, respectively.

     One of the two formaldehyde plants at Moreau is leased from D.B. Western, Inc., the general contractor for the project. Payments under the lease are $46,139 per month over a ten year term.

     Loan Covenants. The credit facilities described under "Credit Facilities" and "New York Project" above are subject to substantially similar restrictive financial covenants. At December 31, 1997, March 31, 1998 and June 30, 1998, the Company was in technical violation of certain of these covenants as a result of unauthorized advances to officers, which have been previously reported, and the Company's failure to meet certain financial covenants relating primarily to net worth, leverage, net profit and capital expenditures. As of November 1998, the Company had received waivers of all such violations. Also, the applicable credit facilities were amended to liberalize certain financial covenants effective as of September 30, 1998. As a result, based on the Company's financial performance in the third quarter of 1998, the Company was in material compliance with its loan covenants as of such date.

     At  December  31, the  Company  was in  violation  of  financial  covenants relating to minimum net worth and profitability. These violations resulted primarily from the adverse impact of settlement and professional fees relating to the Derivative Suit and increased deferred tax liability due to accelerated depreciation relating to the Moreau Facility. Because of such covenant violations, the Company's balance sheet for December 31, 1998 shows all formerly long term debts payable to the Company's two primary bank lenders as current liabilities under "Current portion of long term debt" rather than as long term liabilities under "Long term debt." The Company is currently seeking waivers from its two primary lenders with respect to such covenant violations.

     The Merger Agreement with Borden Chemical contains covenants which restrict the Company's ability to increase or otherwise significantly modify the Company's credit facilities. If the Merger is not consummated, management anticipates that it would seek to restructure such credit facilities in order to better provide for the addition of the Moreau Facility and the additional working capital requirements attendant to such new operations.

     Write Off of Start-up Costs. In 1997, the Company elected to expense certain start-up and pre-operating costs relating to the New York manufacturing facility. Such costs aggregated approximately $533,927 in 1997 and $851,000 in 1998. The American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee (AsSEC) in its Statement of Position 98-5 "Reporting of the Costs of Start-up Activities" required the expensing of such costs effective for years commencing after December 31, 1998. The SEC had encouraged this practice prior to AsSEC's consideration of this SOP. While the Company could have elected to capitalize these costs for the New York facility, the Company elected early adoption, which was the most conservative treatment under the circumstances.

     Purchase of Waverly Formaldehyde Plant. In July 1996, the Company consummated an agreement with D.B. Western, Inc. whereby the Company purchased a formaldehyde plant located in Waverly, Virginia formerly leased from D.B. Western, Inc. Such agreement terminated the lease and settled all operational performance and rent disputes with respect to the facility for $3,675,000.

     Compliance with Environmental Regulations. Environmental costs charged to operations aggregated $127,834, $184,259 and $202,076 for the years ended December 31, 1998, 1997 and 1996, respectively. As a percentage of net sales, such expenditures totalled .46%, .75%, and .71%, respectively, over each of such three years. In such periods, over 80% of such expenditures related to testing at the Company's manufacturing facilities to ensure compliance with environmental laws and regulations. Other expenditures included obtaining required permits, purchase and maintenance of safety equipment, trash and waste removal and training. All such expenses are viewed by the Company as customary, recurring costs of doing business in its particular industry.

     Capacity Utilization. For 1998, the Waverly, Virginia formaldehyde plant ran at approximately 73% of capacity, compared to 83% in 1997 and 1996. Such decline in 1998 reflected the shifting of production for customers in the northeast from Waverly to Moreau in July of that year. The Malvern, Arkansas formaldehyde plant ran at approximately 74% for 1998, compared to 67% and 84% for 1997 and 1996, respectively, reflecting increased 1998 product sales from that location. The Moreau Facility, which began production in late July 1998, operated at approximately 47% of formaldehyde capacity during August through December of 1998.

     With respect to resin capacity utilization, the Waverly facility reported a 52% utilization rate for 1998, compared to the 53% and 55% reported for 1997 and 1996, respectively. The Malvern Facility produced at an approximate 78% utilization rate for resin for 1998, a significant increase over the 52% utilization rate for 1997 and 65% for 1996. For August through December 1998, the Moreau Facility, in its startup mode, utilized approximately 11% of resin capacity.

     Inflation. Although the Company's operations are influenced by general economic trends, the Company does not believe that inflation had a material impact on its operations during the three-year period ended December 31, 1998.

     Deferred Taxes. The Company is required to recognize the effect of temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

     During 1998, the Company accrued non-deductible expenses related to the settlement of the Derivative Suit and recognized non-deductible provisions to the allowance for bad debts. These constitute the principal increases in deferred taxes of approximately $100,000.

     Settlement of Derivative Suit. In December 1998, the Company entered into the Stipulation and Settlement Agreement with respect to the Derivative Suit, which settlement was approved by the Federal District Court in Colorado on January 27, 1999. The settlement became effective on March 11, 1999, following the expiration of all appeal periods and the payment by the Company of the settlement consideration to the plaintiffs pursuant to the Stipulation and Settlement Agreement. See Item 3., "Legal Proceedings." The cash portion of such consideration totalled $97,500. The Company also issued 50,000 shares of Common Stock to the plaintiffs, valued at market on December 31, 1998 at $3.00 per share, or $150,000 in the aggregate. Based on such valuation, the total cost of the settlement to the Company was $247,500. Pursuant to FASB No. 5, the cost of the settlement was recognized in 1998. The Company expects to recover a certain portion of the cost from the Company's directors and officers insurance carrier. The preliminary estimate of such recovery is $97,500, which is reflected in the 1998 financials. See Note 16 to the Consolidated Financial Statements.

     Disclosure Concerning Market Risk. The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations.

     For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


December 31, 1998
                                                                                                                             Fair
                                             1999        2000       2001       2002       2003     Thereafter    Total      Value
                                        --------------------------------------------------------------------------------------------
Notes payable, line-of-credit             2,346,394                                                            2,346,394   2,346,394
       Variable average interest rate         7.51%
Long term debt                            9,571,487                28,110     14,319    184,389                9,846,169   9,846,169
                                                        47,864                                            -
  Fixed Rate                              1,647,380                28,110     14,319    184,389                1,922,062   1,922,062
                                                        47,864                                            -
       Fixed average interest rate            8.18%      8.18%      8.18%      8.18%      8.18%       8.18%
  Variable Rate                           7,924,107                                                            7,924,107   7,924,107
                                                             -          -          -          -           -
       Variable average interest rate         7.70%      7.89%      8.09%      8.29%      8.50%       8.71%

Interest rate swap:
     Variable to fixed                    5,600,000  5,000,000  4,400,000  3,800,000  3,200,000   2,600,000                (127,421)
          Average pay rate                    4.74%      4.74%      4.74%      4.74%      4.74%       4.74%
          Average receive rate                3.74%      3.91%      4.08%      4.27%      4.46%       4.66%


     The  Company  is  exposed  to   interest   rate  risk   through   borrowing
     arrangements. Much of the Company's debt carries variable interest rates.

     As part of the Company's interest rate risk management, the Company has entered into an interest rate swap to effectively convert a portion of the floating rate debt to a fixed rate. The notional amount and terms of the swap coincide with those of the bond obligation under the Industrial Revenue Bond for the Moreau, New York facility.

     The remainder of the variable rate, long term debt floats with the London Interbank Offered Rate. Upward movement in this interest rate impacts approximately $3 million in debt.

     Fixed rate loans are at or below market rates for such debt. Fixed rate debt protects the Company from increased costs in a rising interest rate environment. Should interest rates decline, the Company may incur greater interest cost than if such debt were variable rate.

Results of Operations

                       Fiscal Year Ended December 31, 1998
                 Compared to Fiscal Year Ended December 31, 1997

     The Company's net sales for the year ended December 31, 1998 totalled $27,659,786. All the sales were from shipments of resin and formaldehyde by the Company's wholly owned subsidiary, Spurlock Adhesives. The significant revenue increase of 11.87% mainly reflects the addition of the Company's new facility at Moreau, New York which began production in July 1998.

     Cost of sales in 1998 increased  10.82%, to $21,718,458 from $19,597,991 in
1997. The gross margin improved to 21.48% from 20.74% in 1997. Gross profit of $5,941,328 represents a 15.88% increase over the $5,127,086 reported in the prior year. From February 1998 until the startup of the Moreau Facility in July 1998, the Company supplied product from Waverly, Virginia to customers in the northeast in order to lock in a significant portion of the future output of the New York plant. A side effect of this advanced planning was the Company's incurring greater than typical freight costs aggregating an estimated $400,000 in the second quarter and early third quarter of 1998. The negative impact of this arrangement was more than offset by favorable spot market purchases of raw materials during the fourth quarter.

     Operating expenses (selling, general and administrative expenses) increased by 31.04% in 1998, to $6,310,326 or 22.81% of sales from $4,815,638 or 19.48% of sales for the prior year. This significant rise in operating expenses resulted from increased legal and accounting expenses of approximately $1.1 million, relating primarily to the Derivative Suit, and Derivative Suit settlement costs totalling approximately $250,000, as well as customary operating expenses relating to the Moreau Facility following its mid-year startup.

     Other income in 1998 increased almost six fold to $795,002 from $139,307 in the prior year. This substantial increase was due in large part to the Company taking into income the $375,000 SFLP Note (as defined under Item 13., "Certain Relationships and Related Transactions") from the Spurlock Family Limited Partnership which is secured by Common Stock. Upon the Company entering into the Merger Agreement, management determined that collectability of recovery of the SFLP Note was assured by the Merger Agreement's requirement that the Spurlock Family Limited Partnership repay such note in full at closing from its portion of the merger consideration. Other income for 1998 also included interest income from the invested but unadvanced proceeds of the New York industrial development bond totalling approximately $386,000, an increase of approximately $150,000 over 1997, as well as interest on certain notes from affiliates.

     Interest expense for the year remained relatively unchanged at $699,109 or 2.53% of sales, compared to $627,799 or 2.54% of sales in 1997. Prior to the startup of the New York Facility in July 1998, interest on the approximately $7.5 million of project debt was capitalized. Upon the Moreau Facility entering service in July 1998, the Company began to accrue interest on such debt. The impact of interest accrued on the project debt was mitigated by somewhat lower interest rates, as average debt outstanding remained relatively unchanged between 1998 and 1997.

     Despite the increases in gross profits and other income in 1998, the Company's loss before taxes expanded in 1998 to $273,085 from a loss of $177,044 in 1997 due to the substantial increase in operating expenses discussed above.

     The Company accrues for income taxes at an effective rate of 34% exclusive of the deduction for state income tax. The effective rate was impacted by the increase in the deferred tax liability due to the non-deductible expenses associated with the settlement of the Derivative Suit and the provision for the allowance for bad debt (36%), as well as the netting effect of state tax benefits (4%).

     For 1998, the Company reported a net loss of $296,541, a substantial increase over the net loss of $24,740 reported in 1997.

                       Fiscal Year Ended December 31, 1997
                 Compared to Fiscal Year Ended December 31, 1996

     The Company's net sales for the year ended December 31, 1997 were $24,725,077, a decrease of 13.68% compared to $28,643,415 in 1996. This decrease resulted from lower average selling prices on Spurlock Adhesives' resin and formaldehyde products due to an oversupply of product in two of the Company's operating regions. Such oversupply was particularly acute in the region served by the Company's Malvern, Arkansas facility. Also, although production volume for formaldehyde remained relatively stable in 1997 at 71,051,940 pounds as compared to 72,211,660 in 1996, resin shipments declined 14.4% to 151,742,035 pounds, primarily due to reduced volume sales from the Malvern plant. All sales in 1997 were generated by Spurlock Adhesives.

     Cost of goods sold for 1997 totalled $19,597,991 or 79.26% of net sales, compared to $21,129,265 or 73.77% of net sales in fiscal 1996. This translated into a decrease in the Company's gross margin to 20.74% in 1997 from 26.23% in 1996. Such margin deterioration resulted from the above described downward pressure on prices exerted by customers purchasing in the competitive, oversupplied regional markets served by the Company's two then existing plants.

     Selling, general and administrative expenses totalled $4,815,638 or 19.48% of net sales in 1997, versus $4,414,422 or 15.41% of net sales in 1996. The $401,216 increase in these expenses was due primarily to the write off of start-up and pre-operating costs of the Moreau, New York project aggregating $533,927. Excluding such start-up and related expenses, in 1997 selling, general and administrative expenses fell by $132,711. Due to the contraction in net sales, however, total selling, general and administrative expenses (including the Moreau related expenses) increased, as a percent of net sales, from 15.41% in 1996 to 19.48% in 1997.

     Interest expense (excluding interest on debt obligations related to the New York Project, which was capitalized) declined 6.0% in 1997. Such decline resulted primarily from lower average outstandings under the Company's working capital facility, which resulted in turn from reduced sales and working capital requirements.

     The Company reported a pre-tax loss of $177,044 in 1997, a significant decline from $2,515,162 in pre-tax profits reported in the previous year. The 1997 loss reflected primarily the decline in the gross margin and the write-off of start-up and pre-operating costs for the Moreau project, as described above.

     The Company recognized non-taxable recoveries in 1997, aggregating $81,486. These recoveries increased the taxable benefit to $152,304 for the year then ended. The provision for income tax in 1996 totalled $1,021,487, which consisted of $149,415 in state income tax and $855,155 in federal income tax.

     The Company reported a net loss in 1997 of $24,740, a significant decline from net income of $1,493,675 reported in the prior year.

Liquidity and Capital Resources

     For many years, the Company has relied heavily on its institutional working capital lenders and its trade creditors to finance its working capital requirements. The Company traditionally has operated, and continues to operate, with a negative working capital position, as it takes advantage of supplier payment terms which exceed those granted to the Company's customers.

     Working Capital. At December 31, 1998, the Company reported a working capital deficit of $12,845,903, a decrease of $10,034,046 from December 31, 1997. This substantially expanded deficit reflects the Company's previously long-term bank financings being moved under current portion of long-
term debt due to the Company's violation of certain loan covenants as of December 31, 1998, as described in "General <-1- 45> Credit Facilities" above. Absent the inclusion of such bank financings as current liabilities, the Company would have reported a working capital deficit of $5,265,890, a decrease of
$2,454,033 from December 31, 1997. Such decrease reflects primarily the Company's use of approximately $1,000,000 in additional short term bank borrowings and an approximately $1,800,000 increase in accounts payable and accrued expenses to fund fixed asset expenditures and working capital requirements relating to the Moreau Facility. Trade receivables increased significantly, by approximately $1,000,000 to $2,257,742, and inventories increased only marginally by approximately $87,000 to $617,610, both such increases related primarily to shipments from the Moreau Facility.

     Cash Flow. For the fiscal year ended December 31, 1998, cash provided by net income, depreciation and amortization totalling $949,182 remained relatively unchanged compared to the $948,837 reported in the prior year. Further, net cash provided by operations of approximately $1,785,000 compared to $1,752,000 in 1997. In 1998, an increase in accounts payable and accrued expenses of approximately $1,800,000 offset an approximate $1,365,000 increase in receivables, a modest increase in inventory of approximately $87,000 and the reinstatement of the SFLP Note of $375,000. The Company invested approximately $5,650,000 in additional fixed assets relating to the Moreau Facility, which investment was funded predominantly by the draw down of approximately $3,900,000 in restricted cash relating to the proceeds from the Company's $6,000,000 industrial revenue bond financing. New borrowings aggregating approximately
$1,500,000 supplemented the Company's operating cash flow and such restricted cash in funding the fixed asset purchases and loan repayments of approximately $1,500,000. Net cash declined by approximately $260,000.

     In 1997, the Company reported a cash flow from net income (loss) and depreciation and amortization of $948,837, which represented a significant reduction from the $2,244,732 reported in 1996. The Company supplemented such cash flow with a $224,653 reduction in trade receivables, reflecting lower net sales, and an $805,337 increase in accounts payable and accrued expenses. Working capital decreased by $711,911 to ($2,811,857) at December 31, 1997. Net cash provided by operating activities of $1,752,054 effectively permitted the Company to repay notes and loans in the amount of $1,133,388 and increase other assets (which represent deferred IRB financing fees aggregating $492,423) by $503,539. New borrowings of $7,500,000 funded fixed asset additions of $3,488,587 and restricted cash of $3,889,567. Such restricted cash represents proceeds of the New York industrial development bond financing held in escrow pending disbursement for project costs. Overall, cash and cash equivalents at the end of 1997 increased by $256,613 to $362,685.

     Long Term Debt. In addition to its working capital credit facility, the Company had outstanding at year end 1998 funded debt of approximately $9,850,000, a decrease of approximately $1,000,000 from 1997. As discussed above, due to loan covenant violations at December 31, 1998, approximately $7,580,000 of funded debt which was previously included under long-term liabilities was required to be included under current maturities. Of total funded debt, approximately $7,500,000 relates to the Moreau, New York project, consisting of a term loan in the amount $1,500,000 and a $6,000,000 Industrial Revenue Bond, both described above. The remaining non-credit line funded debt consists of a term loan in the original amount of $3,639,000 with a bank in order to purchase a former leased formaldehyde plant.
Outstandings under such term loan totalled $2,224,107 at year end 1998.

     Total liabilities increased by 13.58% in 1998 to approximately $17,200,000, from approximately $15,100,000 in 1997. As a result of this increase, and the 1998 net loss, the ratio of total liabilities to net worth, a measure of financial leverage, increased to 4.41 in 1998 from 3.55 in the prior year.

     In addition to its working capital credit facility, the Company had outstanding at year end 1997 long term debt totalling $9,598,315 (excluding current maturities of $1,279,188), a substantial increase from the $3,402,621 (excluding current maturities of $1,029,090) outstanding at year end 1996. Such increase related to borrowings totalling $7,500,000 relating to the Moreau Facility, described above. In 1996, the Company entered into a term loan in the amount of $3,639,000 with a bank in order to purchase a formerly leased formaldehyde plant. Outstandings under such term loan totalled $2,830,328 at year end

1997. Primarily as a result of the significant increase in funded debt by the Company in 1997, the ratio of total liabilities to total net worth, a measure of leverage, increased at year end 1997 to 3.55 from 1.86 at year end 1996.

     Liquidity. As previously reported, the Company has a $3.5 million revolving credit facility with two lenders, which facility matures in July 1999. In December 1998 and February 1999, the Company was granted overlines on the facility totalling $300,000. On December 31, 1998, outstanding loans under the facility totalled $2,346,394, which amount represented substantially all of the total amount available at such time based on levels of accounts receivable and inventory on which borrowing availability is based. The credit facility provides the Company with an important source of liquidity in addition to cash generated from operations.

     Plant start-up costs, expenditures for fixed assets, working capital requirements related to the Moreau Facility and professional fees and settlement costs relating to the Derivative Suit placed additional burdens on the Company's liquidity position in 1998. These additional requirements were met by significantly increased use of trade credit and a credit facility overline, which supplemented drawdowns of restricted cash and cash generated from net income and depreciation and amortization. The increased working capital requirements associated with Moreau, as well as increased legal and accounting expenses associated with the Derivative Suit and the sale of the Company, continued to strain the liquidity position of the Company into the fourth quarter of 1998, and management believes they will continue to do so in the first half of 1999. However, management believes that the Company's existing credit facilities and core cash flow from earnings and depreciation and amortization will be adequate to fund the Company's short term liquidity and working capital needs. If the Merger is not consummated, management of the Company expects to renegotiate and restructure its credit facilities in order to better provide for the additional working capital requirements of the Moreau Facility. Under the Merger Agreement, the Company's ability to restructure its credit facilities at this time is restricted.

Year 2000

     There has been significant public awareness and attention paid to the Year 2000 (or "Y2K") problem, which stems from the inability of certain computerized devices (hardware, software and equipment) to process year-dates properly after 1999 (in addition to related problems processing leap years and other dates). Affected devices may fail or malfunction unless repaired or replaced. Although the actual magnitude and effect of the issue cannot be reasonably determined in advance, the Company has given it priority. In February 1998, the Company began an analysis of the possible implications to the Company of the Year 2000 problem and the development of a plan to prevent the problem from adversely affecting its operations.

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

     To date, the Company has made progress on the internal aspects of the plan. The majority of the Company's business operations have completed the inventory and assessment phases. Also, management believes that approximately 80% of required remediation has been achieved, primarily through the replacement of certain equipment and systems. Remediation is expected to be completed by July 1, 1999, with testing of remediated or converted internal systems to continue through calendar year 1999. The sequence and extent of testing will be prioritized by the importance of the technology, with initial focus on two areas:

     (i) the Company's information technology, including critical computer hardware and software systems, and

     (ii) the Company's non-information technology, including PLCs embedded in key machinery and equipment.

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

     The Company's operations are dependent on its relationships with third parties, including suppliers of raw materials and the Company's customers. See
Item 1.,  "Business --  Customers"  and "-- Raw Materials  and  Suppliers."  The
Company has begun communicating with such third parties in an effort to determine their Year 2000 readiness. Based on preliminary discussions, such parties have indicated that they are, or will be, Year 2000 ready. A formal evaluation of external parties will be initiated in March, 1999, and will continue throughout 1999. Determining the Year 2000 readiness of external parties requires collection and appraisal of voluntary statements made or provided by those parties, if available, together with independent factual research. Although the Company has cooperated in the Y2K efforts of its customers and suppliers, and will take reasonable efforts to gather information to determine the readiness of external parties, often such information is not provided voluntarily, is not otherwise available, or is not reliable.

     In assessing the risks to the Company's business arising from the Year 2000 problem, the Company also recognizes that it is subject to operational risks relating to the readiness of public utilities, transportation facilities, financial services providers and government operated services. The loss of services from one or more of these entities could interrupt or disrupt business unit operations. Furthermore, with respect to certain fundamental services such as electricity and telecommunications, it may be impractical to develop contingency plans (such as alternative power generation or telecommunication methods) to mitigate the potential adverse effects. The Year 2000 readiness of these external parties is substantially beyond the Company's knowledge and control, and there can be no assurances that the Company will not be adversely effected by the failure of an external party to adequately address the Year 2000 problem.

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

     Prior to June 30, 1999, the Company expects to develop initial contingency plans to address situations wherein the readiness of the internal technology or external parties is not sufficiently assured, and practical alternative products, services or methods are available. Thereafter, as the Year 2000 approaches, the Company will monitor and update such contingency plans as are appropriate to address any changes in the Company's year 2000 risks. The Company currently estimates the total cost for addressing the Y2K problem will be approximately $80,000. These costs do not include the Company's internal costs incurred for the Y2K project, such costs being principally payroll costs for personnel assigned to such project, as the Company does not have a tracking system to capture these items. However, management does not believe that such internal costs are or will be material. Also, the estimated amounts do not include estimated costs associated with the implementation of any contingency plans that may be developed by the Company during fiscal year 1999. The costs associated with preparing for the Y2K problem have been and are expected to continue to be expensed as incurred and are being funded with cash from operations. As of December 31, 1998, the Company had spent approximately $60,000. The Company does not expect the total cost of addressing the Y2K problem with respect to its internal technology to be material to its consolidated financial condition or results of operations.

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

                    FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the SEC and in its reports to shareholders. Such forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. These forward-looking statements involve certain risks and uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

     The Company's formaldehyde and resin business is closely tied to the construction and forest products industries, and is influenced by housing starts and construction activity generally. The Company's operating performance is sensitive to price movements in its basic raw materials, particularly methanol and urea. The Company's operating performance is also sensitive to movements in freight costs. The Company's raw materials, products and manufacturing processes are subject to environmental laws and regulations and the costs associated therewith. The availability of credit from institutional asset based lenders and suppliers is very important to the Company. Developments in any of these areas, which are more fully described elsewhere in this Proxy Statement, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from the results that have been or may be projected by or on behalf of the Company.

     The Company cautions that the foregoing list of important factors is not exclusive. Except as required by law, the Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

     See "Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations - General - Disclosure Concerning Market Risk."

Item 8.      Financial Statements and Supplementary Data


                          Independent Auditors' Report



Board of Directors and
   Shareholders
Spurlock Industries, Inc.
Waverly, Virginia


We have audited the accompanying consolidated balance sheets of Spurlock Industries, Inc. and Subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spurlock Industries, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations, and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Cherry, Bekaert & Holland, L.L.P.


Richmond, Virginia
February 12, 1999

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Spurlock Industries, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of  Spurlock
Industries, Inc. as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spurlock Industries, Inc. as of December 31, 1996, and the results of its operations, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                        /s/ Winter, Scheifley & Associates, P.C.

                                            Winter, Scheifley & Associates, P.C.
                                                    Certified Public Accountants


Englewood, Colorado
January 17, 1997

SPURLOCK INDUSTRIES, INC.

Consolidated Balance Sheets
December 31, 1998 and 1997

                                                                                1998                      1997
                                                                           -------------             -------------
         Assets
         Current assets
                  Cash and cash equivalents                                $     105,460             $     362,685
                  Accounts receivable, trade, net                              2,257,742                 1,222,277
                  State income tax recoverable                                    10,624                    40,713
                  Federal income tax recoverable                                 227,552                   151,000
                  Accounts and notes receivable
                     Officers current portion                                    403,136                   101,944
                  Inventories                                                    617,610                   530,183
                  Prepaid expenses                                                32,666                   144,457
                                                                           -------------             -------------
                           Total current assets                                3,654,790                 2,552,259
                                                                           -------------             -------------
         Property, plant and equipment,
         Net of accumulated depreciation
         of  $6,076,617 and $4,890,414                                        16,438,662                12,043,300
                                                                           -------------             -------------
         Other assets
                  Cash restricted                                                      -                 3,889,567
                  Accounts and notes receivable - officers                         6,675                    59,122
                  Cash value of annuity                                          316,401                   171,995
                  Deferred tax asset                                                   -                    92,908
                  Other                                                          487,188                   591,280
                  Miscellaneous accounts receivable                              258,990                   _     -
                                                                           -------------             -------------
                           Total other assets                                  1,069,254                 4,804,872
                                                                           -------------             -------------
                           Total assets                                    $  21,162,706             $  19,401,431
                                                                           =============             =============
         Liabilities and Stockholders' Equity

         Current liabilities
                  Notes payable, line-of-credit                            $   2,346,394             $   1,341,622
                  Current portion of long-term debt                            9,571,487                 1,279,188
                  Accounts payable, trade                                      3,836,722                 2,378,597
                  Accrued expenses                                               745,550                   365,709
                  Accrued payroll and payroll taxes                                  540                         -
                                                                           -------------             -------------
                           Total current liabilities                          16,500,693                 5,365,116
                                                                           -------------             -------------
         Long-term liabilities
                  Long-term debt                                                 274,682                 9,598,315
                  Post retirement benefit liability                              399,271                   166,956
                  Deferred tax liability                                           7,100                         -
                  Other liabilities                                                6,708                     3,001
                                                                           -------------             -------------
                           Total long-term liabilities                           687,761                 9,768,272
                                                                           -------------             -------------
         Stockholders' equity
           Preferred stock, $0 par value
              5,000,000 shares authorized
              no shares issued and outstanding                                         -                         -
           Common stock. No par value
              500,000,000 shares authorized
              6,578,639 and 6,573,639 shares
              issued and outstanding in 1998
              and 1997,  respectively                                                  -                         -
           Paid in capital                                                     4,811,564                 4,808,814
           Accumulated deficit                                                  (837,312)                 (540,771)
                                                                           -------------             -------------
                                                                               3,974,252                 4,268,043
                                                                           -------------             -------------
                           Total liabilities and stockholders' equity      $  21,162,706             $  19,401,431
                                                                           =============             =============

SPURLOCK INDUSTRIES, INC.

Consolidated Statements of Operation
For the Years Ended December 31, 1998, 1997 and 1996


                                                                1998              1997             1996
                                                            -------------    -------------     -------------
Revenue

         Net sales                                          $  27,659,786      $24,725,077       $28,643,415
         Cost of sales                                         21,718,458       19,597,991        21,129,265
                                                            -------------    -------------     -------------

                                                                5,941,328        5,127,086         7,514,150
                                                            -------------    -------------     -------------

Selling, general and administrative expenses                     6,310,326       4,815,638         4,414,422
                                                            --------------   -------------     -------------


Other income and (expense)
         Other income                                             795,022          139,307            83,376
         Interest expense                                        (699,109)        (627,799)         (667,942)
                                                            -------------    -------------     -------------

                                                                   95,913         (488,492)         (584,566)
                                                            -------------    -------------     -------------

                  Income (loss) before taxes                     (273,085)        (177,044)        2,515,162

Income tax expense (benefit)                                       23,456         (152,304)        1,021,487
                                                            -------------    -------------     -------------



                  Net income (loss)                         $    (296,541)   $     (24,740)    $   1,493,675
                                                            =============    =============     =============

Per share information

         Basic earnings (loss) per share                    $       (0.05)   $        0.00     $       0.22
                                                            =============    =============     =============

         Diluted earnings (loss) per share                  $       (0.05)   $        0.00     $       0.22
                                                            =============    =============     =============


SPURLOCK INDUSTRIES, INC.

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1998, 1997 and 1996

                                             Common          Paid in           Preferred      Preferred        Accumulated
                                             Shares          Capital            Shares          Stock            Deficit
                                            ---------     -------------       -----------    -------------    -------------
Balance December 31, 1995                   4,325,066     $   2,528,814        1,200,000     $   2,400,000    $ (2,009,706)

Conversion of preferred shares              2,400,000         2,400,000       (1,200,000)       (2,400,000)               -

Acquisition and cancellation of shares      (151,427)         (120,000)                -                 -                -

Net income for the year                             -                 -                -                 -        1,493,675
                                            ---------     -------------       -----------    -------------    -------------

Balance December 31, 1996                   6,573,639         4,808,814                -                 -        (516,031)

Net loss for the year                               -                 -                -                 -         (24,740)
                                            ---------     -------------       -----------    -------------    -------------

Balance December 31, 1997                   6,573,639         4,808,814                -                 -        (540,771)

Issuance of common shares                       5,000             2,750                -                 -                -

Net loss for the year                               -                 -                -                 -        (296,541)
                                            ---------     -------------       -----------    -------------    -------------

Balance December 31, 1998                   6,578,639     $   4,811,564                 -    $           -    $   (837,312)
                                            =========     =============       ===========    =============    =============


SPURLOCK INDUSTRIES, INC.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1998, 1997, and 1996

                                                                         1998             1997             1996
                                                                    -------------    --------------    ------------
Operating activities:
Net income (loss)                                                   $    (296,541)   $      (24,740)   $  1,493,675
Adjustments to reconcile net income
     (loss) to net cash:
   Depreciation and amortization                                        1,245,723           973,577         751,057
   Reinstatement of loan to principal holders
   of equity securities                                                  (375,000)                -               -
   Write-off of advances to a principal holder of equity securities             -            51,357               -
   (Increase) decrease in trade receivables                            (1,035,465)          224,653         420,306
   (Increase) in other receivables                                       (329,214)         (182,995)              -
   (Increase) decrease in trading securities                                    -                 -         200,000
   (Increase) decrease in inventory                                       (87,427)           11,449          54,133
   (Increase) decrease in prepaid expenses                                111,791             2,510        (108,843)
   Increase (decrease) in deferred tax provision                          100,008          (236,384)        131,946
   Increase (decrease) in accounts payable
     and accrued expenses                                               1,838,506           805,337        (380,584)
   Increase in other liabilities                                            5,442             3,001               -
   Increase in post retirement benefit                                    232,315           124,289          42,667
                                                                    -------------    --------------    ------------

Total adjustments                                                       1,410,138         1,776,794       1,110,682
                                                                    -------------    --------------    ------------

Net cash provided by
   Operating activities                                                 1,785,138         1,752,054       2,604,357

Investing activities:
Purchase of fixed assets                                               (5,641,085)       (3,488,587)     (1,184,369)
(Increase) decrease in cash restricted for capital expenditures         3,889,567        (3,889,567)              -
Increases in cash value of annuity                                       (144,406)                -               -
                                                                    -------------    --------------    ------------

Net cash (used in)
   Investing activities                                                (1,895,924)       (7,378,154)     (1,184,369)

Financing activities:
(Increase) decrease in other assets                                       104,092          (503,539)          2,814
Acquisition of common shares                                                    -                 -        (120,000)
Issuance of common stock                                                    2,750                 -               -
Proceeds of new borrowings                                              1,517,539         7,500,000               -
Repayment of loans to principal holders of equity securities              150,016            65,816          30,000
Loans to principal holders of equity securities                                 -           (46,176)       (125,970)
Repayment of notes and loans                                           (1,545,836)       (1,133,388)     (1,351,511)
                                                                    -------------    --------------    ------------

Net cash provided by (used in)
   Financing activities                                                   228,561         5,882,713      (1,564,667)

Net increase in cash and cash equivalents                                (257,225)          256,613        (144,679)

Beginning cash                                                            362,685           106,072         250,751
                                                                    -------------    --------------    ------------

Ending cash                                                         $     105,460    $      362,685    $    106,072
                                                                    -------------    --------------    ------------

Supplemental cash flow information
   Cash paid for:
Interest expense                                                    $     699,109    $      621,149    $    667,942
                                                                    =============    ==============    ============

                  Income taxes                                      $     161,000    $       84,080    $    658,577
                                                                    =============    ==============    ============

Non-cash financing and investing activities:
   Acquisition of fixed assets with note payable                    $           -    $            -    $  3,305,168
                                                                    =============    ==============    ============

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


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


Principles of consolidation

The consolidated financial statements include the accounts of Spurlock Industries, Inc. and wholly owned subsidiary Spurlock Adhesives, Inc. All significant intercompany transactions have been eliminated. Substantially all of the Company's revenues have been derived from the operations of Spurlock Adhesives, Inc.


Restricted cash

Undisbursed funds generated by the Industrial Revenue Bonds were restricted to the construction of the new formaldehyde manufacturing facility in New York State. Disbursements were executed by the trustees upon the presentation of approved construction draws. This project was completed, and restricted cash disbursed, in July 1998.


Inventories

Inventory is stated at the lower of cost or market using the first in, first out method. Finished goods include raw materials, direct labor and overhead. Raw materials include purchase and delivery costs. Inventory consists of the following at December 31.

                                                  1998                 1997
                                             --------------       --------------

             Raw materials                   $      501,062       $     467,319
             Work in process                          7,698               8,028
             Finished goods                         108,850              54,836
                                             --------------       --------------
                                             $      617,610       $     530,183
                                             ==============       ==============


Start-up and pre-operating costs

Start-up  and  pre-operating  costs  including  all  nonrecurring,   non-capital
manufacturing and other costs, such as promotional expenses incurred in preparing for the operation of the new facility have been expensed as incurred.

                                   (continued)

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 1 - Summary of significant accounting policies (continued)

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


Cash and cash equivalents

Cash and cash equivalents, consist of deposits and high liquid debt instruments with original maturities of less than 90 days.


Accounts Receivable

Accounts receivable are shown net of the allowance for doubtful accounts of $55,315 and $12,981 in 1998 and 1997 respectively.


Environmental costs

The Company's business activities are monitored by state and federal environmental agencies and the Company is required to obtain permits for the operation of its facilities. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or commitment to a formal plan of action. Environmental costs charged to operations aggregated $127,834, $184,259, and $202,076 for the years ended December 31, 1998, 1997 and 1996, respectively.


Advertising

Advertising costs are charged to expense when incurred. Amounts charged to expense were $8,889, $8,291, and $28,101 for the years ended December 31, 1998, 1997, and 1996, respectively.


                                   (continued)

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 1 - Summary of significant accounting policies (continued)


Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.


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


Reclassifications

Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

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

Concentration of credit risk

The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During 1998 the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company has several major customers, the loss of any one of which could have a material negative


                                   (continued)

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 1 - Summary of significant accounting policies (concluded)

Concentration of credit risk (concluded)

impact upon the Company. Additionally, the Company maintains a line of credit and a significant portion of its long-term debt with two financial institutions. The maintenance of a satisfactory relationship with these institutions is of significant importance to the Company.


Stock-based compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in the accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for the stock options granted and employee stock purchases. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.


New accounting pronouncements

The Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities

This Statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is evaluating the potential impact of adopting SFAS No. 133 and does not expect the adoption of SFAS No. 133 to have a material adverse impact on financial condition or results of operation.


Note 2 - Sale of the Company

On December 18, 1998, the Company, signed an "Agreement and Plan of Merger" (the "Agreement") with Borden Chemical, Inc., a Delaware corporation, and SII Acquisition Company, a Virginia corporation and wholly-owned subsidiary of Borden Chemical. The Agreement provides for the merger of SII Acquisition Company with and into the Company. As a result, the Company will be a wholly-owned subsidiary of Borden Chemical.

Subject to the terms and conditions of the Agreement, each issued and outstanding share of Common Stock of the Company, will automatically be cancelled and cease to exist and shall be converted into the right to receive a per share amount equal to $3.40 in cash, subject to possible downward adjustments for certain contingencies.

Borden Chemical, SII Acquisition and certain executive officers and majority shareholders of the Company have also entered into a Voting Agreement, dated as of December 18, 1998, pursuant to which such executive officers and majority shareholders have agreed, among other things, to vote the shares of Common Stock owned by them in favor of the sale. The merger awaits the completion of the review of the merger proxy statement by the Securities and Exchange Commission and formal approval by the stockholders. Currently, the votes in favor of the sale represented by the Voting Agreement constitute greater than 51% of the outstanding shares of the Company, a percentage sufficient to approve the sale.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 3 - Misappropriation of assets and restatement of financial statements

On January 23, 1998, the Company discovered that financial information regarding payments on a note receivable from an officer/director/principal shareholder of the Company and the payment of travel and related expenses of this individual has been falsified to intentionally mislead management concerning their propriety. Subsequent to this discovery, another officer/director/principal shareholder admitted to the payment of personal expenses by the Company recorded as equipment. An independent investigation concluded that these acts were apparently conducted through collusion of two other employees of the Company. Accordingly, records of the Company, and its predecessor companies, were apparently falsified as early as 1992.

On April 10, 1998, settlement was reached regarding the personal expenses paid by the Company, aggregating approximately $267,000. Restitution included interest, at the cost of funds to the Company to settlement date, as well as partial reimbursement of professional expenses. The aggregate principal amount of restitution, at April 10, 1998, was $375,000. The principal amount of restitution bears interest at 9.00%, payable monthly in advance, with the entire principal amount due April 8, 2003. Although collateral and guarantees were obtained, it was management's opinion that sufficient uncertainty existed, at the time the settlement was reached, to recognize the recovery as received.

Upon the completion of the Agreement (See Note 2), management determined that collectability of the recovery was assured by requiring payment from the merger transaction.


Note 4 - Investments

Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value as a current asset with the change in fair value during the period included in earnings. There were no investments held as trading securities as of December 31, 1998 and 1997 or for the years ended December 31, 1998 and 1997. The Company purchased trading securities during the year ended December 31, 1996 for cash aggregating $397,500. The Company had sales proceeds from trading securities during the year ended December 31, 1996, amounting to $581,167 and realized a loss for this period aggregating $16,333.

Note 5 - Property and equipment

Property and equipment consist of the following:

                                                              Estimated
                                                            useful lives                   1998                      1997
                                                          -----------------         -----------------         -----------------
Land                                                              -                 $         543,866         $         219,233
Land Improvement                                                 7-20                        249,415                          -
Building                                                        15-30                       6,379,321                 5,440,321
Machinery and equipment                                          5-15                      14,684,187                 7,358,963
Construction in progress                                         5-15                         168,219                     2,932
Vehicles                                                         5-7                          280,976                   273,596
Furniture and fixtures                                           5-7                          209,295                   161,101
                                                                                    -----------------         -----------------
                                                                                    $      22,515,279         $      16,933,714
Less: Accumulated depreciation and amortization                                             6,076,617                 4,890,414
                                                                                    -----------------         -----------------

                                                                                    $      16,438,662         $      12,043,300
                                                                                    =================         =================

Depreciation charged to operations was $1,245,723, $973,577, and $751,057 for the years ended December 31, 1998, 1997 and 1996, respectively.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 6 - Line of credit

The Company utilizes a revolving line of credit secured by accounts receivable and inventories to provide working capital. Advances under this line of credit bear interest at the lesser of prime + .5% or LIBOR + 2.75% (weighted average rate of 7.49% in 1998 and 7.41% in 1997), and are limited to the lesser of revolving $3,650,000 or 85% of eligible accounts receivable and 60% of the inventory value. The line of credit matures in July 1999. At December 31, 1998 and 1997 advances outstanding totaled $2,346,394 and $1,341,622, respectively. This credit facility is also subject to the same covenants as those of long-term debt (See Note 8).

Note 7 - Advances and notes receivable for principal holders of equity securities

Accounts and notes receivable from principal holders of equity securities consisted of the following at December 31:
                                                1998                 1997
                                           ---------------      ---------------
Notes receivable and advances
with various interest rates                $       409,811      $       161,066
Less: current portion                              403,136              101,944
                                           ---------------      ---------------

                                           $         6,675      $        59,122
                                           ===============      ===============

During 1997, the Company wrote off $51,357 in advances and notes receivable for a principal holder of equity securities.

During 1998, a note receivable to a former officer and director for $375,000 was reinstated. This note had not been recognized as collectable at December 31, 1997 due to uncertainty of resources to repay. The reinstatement of this note receivable is based upon the impending completion of the sale of the Company's stock as described in Note 2. This note was originated by the restitution settlement dated April 10, 1998 (See Note 3).

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 8 - Long-term debt

Bank Borrowing Arrangements

At December 31, 1998, the Company had agreements with two banks that have extended credit, through lines of credit, loans and standby letters of credit, comprising the majority of borrowings of the Company. Under these agreements, as amended (the "Bank Loan Agreements"), borrowings under the various credit facilities are subject to certain provisions and covenants which, among other things, require specific levels of net worth and profitability and limit the amount of future capital expenditures. The violation of covenants related to the Bank Loan Agreements creates defaults under certain credit support facilities related to the Industrial Revenue Bond for the Moreau, New York facility.

As of the above date, the Company violated the net worth and profitability covenants of the Bank Loan Agreements. The impact of the Company's violations is the acceleration of the long-term portion of the affected loans to current liabilities. Management has requested forbearance from the lenders concerning these violations, in anticipation of the sale of the Company.

Should the sale of the Company not occur, management anticipates restructuring long-term debt, seeking outside capital or obtaining waivers of the loan violations.

                                                                                 1998                       1997
                                                                                 ----                       ----
Note payable bank,  payable in monthly  installments
   of $6,250 plus interest at 8.0% through May 2003
   secured by plant and equipment                                             $1,400,000                 $1,500,000

Industrial revenue bonds, payable in quarterly installments of
   $150,000 through April 1, 2008 with a variable interest rate remarked  weekly, interest at 4.20% on December 31, 1998
   collateralized by the Plant in Moreau, New York                             5,700,000                  6,000,000

Note payable bank payable in monthly installments of
   $50,542 with interest at prime plus .5% or LIBOR plus
   2.75% (7.85% at December 31, 1998) collateralized by
   plant and equipment due July, 2002                                          2,224,107                  2,830,328

Note payable bank, payable in monthly installments
   of $1,832 at 12% interest, collateralized by real property
   due in August, 2004                                                                 -                     99,934

Note payable, supplier, payable in monthly installments
   of $14,814, with interest at 8.25%, through August 1999                       137,083                    263,185

Note payable, bank, payable in monthly installments of
   $1,334 including interest of 8.25% through August 2003                        135,134                          -

Note payable, vendor, payable in monthly installments of
   $1,778 including interest of 9.25% through October 2003                        91,218                          -

Various notes payable, payable in monthly installments
   of $5,808 with interest from 8% to 10% due December 1999
   to October 2000 collateralized by personal property                           158,628                    114,116
                                                                              ----------                 ----------
                                                                               9,846,169                 10,877,503
Less current portion                                                           9,571,487                  1,279,188
                                                                              ----------                 ----------
                                                                              $  274,682                 $9,598,315
                                                                              ==========                 ==========

                                   (continued)

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 8 - Long-term debt (concluded)

Maturities of long-term debt are as follows:

         1999                                         $       9,571,487
         2000                                                    47,864
         2001                                                    28,110
         2002                                                    14,319
         2003                                                   184,389
         Thereafter                                                   -
                                                      -----------------
                                                      $       9,846,169
                                                      =================

In October 1997, the Company obtained an irrevocable letter of credit in the amount of $6.0 million. As of December 31, 1998 this letter of credit had been reduced to $3.1 million. The letter of credit has a term of five years and collateralizes the Company's obligations under the Industrial Revenue Bond financing for the New York State manufacturing facility. The fair value of this letter of credit approximates the carrying value based on the nature of the fee arrangement with the issuing banks.

Deferred financing costs are amortized over the life of the Industrial Revenue Bond (ten years, based on the interest method). Amortization of deferred financing costs aggregated $102,563 and $51,423 for 1998 and 1997, respectively. There were no deferred financing costs amortized for 1996.

The Company capitalized interest on assets constructed for its formaldehyde production facility in the State of New York. In 1998 and 1997 total interest costs incurred were $930,180 and $683,481, respectively of which $231,071 and $55,682, respectively were capitalized. Interest was not capitalized for 1996.


Note 9  - Financial instruments with off-balance-sheet risk

During 1997, the Company entered into an interest rate swap agreement ("swap") for purposes of fixing the variable rate Industrial Revenue Bond ("IRB") borrowing. This swap alters the interest rate characteristics of the IRB to eliminate the interest rate sensitivity. Swaps involve the periodic exchange of payments over the life of the agreements. Amounts received or paid on swaps are used to manage interest rate sensitivity. At December, 31, 1998 and 1997, the Company had one swap agreement outstanding, the net effect of which was to effectively convert the $6.0 million variable rate IRB to a fixed rate of 4.74% until maturity. Payments or receipts under this agreement are due monthly. Changes in the fair value of the swap are not reflected in the accompanying financial statements. The notional amount was $5.3 million and $6.0 million at December 31, 1998 and 1997 respectively. The estimated fair market value of this instrument was a liability of $127,421 and $182,921 as of December 31, 1998 and 1997, respectively.

The Company's credit exposure on this swap is limited to an event of nonperformance by the counter parties and to an amount equal to the positive value (if any) of the swap to the company. The Company did not require collateral from counterparties on its existing agreement. The Company actively monitors the credit ratings of counterparties and anticipates performance by the counterparties with whom it transacted the swap.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 10 - Related party transactions

During September 1994, a shareholder of the Company entered into an agreement to purchase 533,333 shares of preferred stock. During January 1996 this shareholder converted these shares and 666,667 additional preferred shares, aggregating 1.2 million shares of preferred stock, into 2.4 million shares of common stock.

In July 1996, the Company entered into an employment agreement with its founder and former chief executive officer to serve as its vice president for product development through August 31, 1999. The contract provides for an annual salary of $180,000 during the contract term. The contract also provides for post retirement benefit payments of $100,000 per year for a five-year period beginning August 31, 1999. The Company intends to fund the post retirement payments currently by depositing monthly payments of approximately $12,000 into an interest bearing account.

The estimated payment assumes an earned interest rate of 5% per year on the deposit amounts and a discount rate of 8% per year to arrive at the net present value of the annual retirement benefit due at August 31, 1999. The Company has recorded $232,319, $124,284 and $42,667 of expense for post retirement benefits for the years ended December 31, 1998, 1997 and 1996, respectively. The Company estimates that its net commitment for the period from January 1, 1999 to August 31, 1999 pursuant to this contract will be approximately $220,729 for both salary and post retirement benefits. The Company has invested in annuities to fund the post retirement benefit. The cash value of these annuities aggregated $316,401 and $171,995 as of December 31, 1998 and 1997, respectively.


Note 11  - Description of leasing arrangements

Lease Commitments

The Company leases equipment under agreements, which are classified as capital leases. These leases generally provide that all expenses related to the properties are to be paid by the lessee. The leases all expire within ten years. Rents under these agreements amounted to $18,150 in 1998. There were no such payments for 1997 or 1996. All of the equipment leases have purchase options at the end of the original lease term. Assets under capital leases are included in the consolidated balance sheets as follows:

                                                    1998
                                                    ----

Equipment                                         $76,435

Accumulated amortization                           (9,494)

                                                  $66,941

In addition, the Company rents equipment and a facility under operating leases. Payments made under these leases aggregated $259,842 in 1998 and $6,690 in 1997 and 1996.

                                   (continued)

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 11  - Description of leasing arrangements (concluded)

Future minimum payments, by year and in the aggregate, under the aforementioned leases and other noncancellable operating leases with initial or remaining terms in excess of one year as of December 31, 1998, are as follows:

                                            Capital             Operating
Years Ending                                Leases               Leases

1999                                    $      30,039        $     553,668
2000                                           22,988              553,668
2001                                           14,240              553,668
2002                                                0              553,668
2003                                                0              553,668
Later years                                         0            2,537,645
                                        -------------        -------------

Total minimum lease payments            $      67,267        $   4,819,929
                                                             =============
Less amount representing interest              (9,471)
                                        -------------
   Present value of net minimum
   Lease payments                              57,796
   Less current portion                        (5,716)
                                        $      52,080
                                        =============

Lease related expenses are as follows:

Years Ended                                       1998               1997
                                             -------------      -------------

Capital lease amortization                   $       9,494      $         578
Capital lease interest expense                       3,628                354
Operating lease rentals
(excluding month-to-month
rents)                                             235,155              6,690


Note 12 - Income taxes

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

                                   (continued)

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997

Note 12 - Income taxes (concluded)

Deferred tax assets and liabilities at December 31, 1998, 1997 and 1996 resulted from the following:

                                                                                1998            1997             1996
                                                                           ------------     -------------    ------------
Deferred tax assets
     Operating loss carry forward                                          $     83,138     $      69,682    $          -
     Post retirement liability                                                  151,723            63,925          14,507
Deferred tax liabilities
     Accelerated depreciation                                                   246,973            40,699         157,983
                                                                           ------------     -------------    ------------

     Net deferred tax asset (liability)                                    $    (7,100)     $      92,908    $    143,476
                                                                           ============     =============    ============

The provision for income taxes expense (benefit) at December 31, 1998, 1997, and 1996 consisted of the following:

                                                                                1998            1997             1996
                                                                           ------------     -------------    ------------
Current                                                                    $    (76,552)    $       6,329    $    987,910
Deferred                                                                        100,008          (158,633)         26,323
                                                                           ------------     -------------    ------------

                                                                           $     23,456     $    (152,304)   $  1,021,487
                                                                           ============     =============    ============

A reconciliation of the federal taxes at statutory rates to the tax provision for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                                               1998            1997             1996
                                                                           ------------    -------------    ------------
Federal statutory rate expense (benefit)                                   $    (92,849)    $    (60,195)   $    855,155
State income taxes                                                              (10,922)         (10,623)        149,415
Nondeductible Expenses                                                           95,000                -               -
Other                                                                            32,227          (81,486)         16,917
                                                                           ------------    -------------    ------------

Provision for income taxes expense (benefit)                               $     23,456    $    (152,304)   $  1,021,487
                                                                           ============    =============    ============

Note 13 - Stockholders' equity

During 1995 the Company adopted a stock option plan for the benefit of certain employees, officers and directors. The number of common shares reserved under the plan is 500,000. The option price on the grant date shall not be less than the fair market value on such date provided that an owner of more than 10% of the common stock shall not have an option granted at a price less than 110% of the fair market value on the date of the grant. During 1995, the company issued 210,000 options exercisable at $0.50 per share under the plan which expire 100,000 in 2000 and 110,000 in 2005. During June, 1996, the Company granted additional options under the plan for 75,000 shares exercisable at $0.55 for a ten year period. All shares were vested when granted. No options were granted for the years ended December 31, 1998 and 1997.

                                   (continued)

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 13 - Stockholders' equity (concluded)

Following is a summary of the transactions in the plan:

                                                                                        Weighted
                                                               Shares                Average Price
                                                         -----------------         ----------------
Balance, December 31, 1995                                         210,000         $           0.50
Granted                                                             75,000                     0.55
Canceled                                                                 -                        -
Exercised                                                                -                        -
                                                         -----------------         ----------------

Balance, December 31, 1996 and 1997                                285,000                     0.51
                                                         =================
Granted                                                                  -                        -
Canceled                                                            75,000                     0.50
Exercised                                                            5,000                     0.55
                                                         -----------------         ----------------

Balance, December 31, 1998                                         205,000         $           0.51
                                                         =================

Options available at December 31, 1998                             290,000
                                                         =================

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.87%; dividend yields of 0%; volatility factor of 2.06%; and a weighted-average expected life of the option of 6.00 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is calculated as of the date of grant. The Company's pro forma information follows:

                                              1998         1997         1996
                                              ----         ----         ----

Pro Forma net income (loss)               $ (296,541)   $  (24,740)  $ 1,474,960
Pro forma earnings per share
     Basic                                $    (0.05)   $     0.00   $      0.22
     Diluted                              $    (0.05)   $     0.00   $      0.21


During January 1996 the holder of the 1,200,000 preferred shares converted these shares into 2,400,000 shares of common stock. In connection with the recapitalization, the Company agreed to reacquire 80,000 shares of the Air Resources Corporation common stock from a dissenting shareholder for $120,000 in cash. Also during 1996, the Company acquired 71,427 shares of common stock of Air Resources from a former officer.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 14 - Earnings per share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                                  Year Ended December 31,
                                                            ------------------------------------------------------------------
                                                                   1998                    1997                    1996
                                                            -----------------       -----------------       ------------------
Numerator:
Net income (loss) available to shareholders                 $       (296,541)       $        (24,740)       $       1,493,675
                                                            =================       =================       =================

Denominator:
Weighted average shares outstanding                                 6,574,899               6,573,639               6,711,733
                                                            -----------------        ----------------       -----------------

Basic EPS weighted average shares outstanding                       6,574,899               6,573,639               6,711,733

Effect of dilutive securities:
     Incremental shares attributable to the
         Stock Option Plan                                            130,582                  10,509                 210,900
                                                            -----------------       -----------------       -----------------

Diluted EPS weighted average shares outstanding                     6,705,481               6,584,148               6,922,633
                                                            =================       =================       =================

Basic earnings per share                                    $          (0.05)       $            0.00       $            0.22
                                                            =================       =================       =================

Diluted earnings per share                                  $          (0.05)       $            0.00       $            0.22
                                                            =================       =================       =================

Note 15 - Sales to major customers and concentration of credit risk

The Company, whose customers produce raw materials used in the construction industry, made sales in excess of 10% of its gross revenues for the years ended December 31, 1998, 1997 and 1996 as follows:

                                                                                                                Receivable
Customer                                                           Sales                     %                   at 12/31
--------                                                    ----------------------------------------------------------------
1998
     International Paper                                    $       3,737,167              14%              $      108,029
     Union Camp                                                     2,699,956              10                       37,159
     Schenectady                                                    3,013,006              11                      233,567
     Willamette                                                     4,596,978              17                      534,327

1997
     International Paper                                    $       4,423,800              17%              $      158,681
     Union Camp                                                     3,919,989              15                      170,026
     Schenectady                                                    3,869,340              15                      71,964
     Willamette                                                     4,715,645              19                      113,564

1996
     International Paper                                    $       4,537,102              16%              $      108,000
     Union Camp                                                     3,865,062              13                      162,000
     Schenectady                                                    3,521,857              12                       57,000
     Willamette                                                     7,478,831              26                      424,000


SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 16 - Commitments and contingencies

The Company purchases substantially all of its three raw material components for its resin, formaldehyde, and fertilizer operations from four suppliers. The Company purchased $12,801,148, $13,488,767, and $15,158,111 from these suppliers during 1998, 1997 and 1996 and had a balance due to them of $1,500,931 and $1,742,592 at December 31, 1998 and 1997. The Company believes that alternate sources for its raw materials are readily available.

At the end of April 1997, a shareholder's derivative suit was filed against the Company and certain current and former officers and directors of the Company in state District Court in Denver, Colorado by seven shareholders. The suit, which was subsequently moved to the United States District Court for the District of Colorado, alleged that the defendants engaged in various activities that breached their fiduciary duties to the plaintiffs and/or violated provisions of Colorado law applicable to domestic corporations.

In response to the suit, the Board of Directors appointed a Special Litigation Committee, composed of two outside directors not named as defendants, to investigate the allegations and determine whether maintenance of the derivative proceeding was in the best interests of the Company. The Special Litigation Committee determined in an initial report delivered to the Court in October 1997 that maintenance of the suit was not in the best interests of the Company. Subsequently, in response to the winter 1998 discovery and investigation of the defalcations by two of the Company's officers, and after the receipt of full restitution from one such officer and partial restitution plus a judgment and secured repayment agreement for the remainder on behalf of the other, the Special Litigation Committee filed with the Court on April 13, 1998 a supplement to its October report and again concluded that maintenance of the derivative suit was not in the best interests of the Company.

On July 2, 1998, at a hearing on a Motion for Summary Judgment filed by the Company, the Court declined to dismiss the derivative suit and referred the matter to a federal magistrate for a settlement conference. Pursuant to such initiative, the named parties reached a proposed Stipulation and Settlement Agreement (the "Settlement Agreement") involving the dismissal of all of the derivative claims. After hearing evidence and the arguments of counsel, the Court approved the Settlement Agreement and entered, as of January 27, 1999, the Final Order and Judgment of Dismissal with Prejudice requested by the parties.

The Settlement Agreement provides, among other things, for delivery or payment, as the case may be, by the Company to the plaintiffs of (i) 50,000 shares of newly issued Company common stock and $75,000 cash in recognition of the benefits conferred upon the Company as a result of the investigation commenced as a result of the derivative suit, and (ii) $22,500 cash representing reimbursement of the plaintiff's legal fees incurred in connection with the suit. At December 31, 1998, accrued settlement expenses aggregating $247,500 had been recognized as a result of these actions.

The Company, as a result of the above litigation, has claims against its insurance carrier for Directors and Officers insurance aggregating approximately $374,000. Although formal agreements have not been reached with the carrier, management's estimate of probable recovery against these claims aggregating $97,500 has been accrued.

The Company enters into multi-year purchase contracts for a minimum supply of methanol and urea. These minimums must be met annually and are generally exceeded each year.

SPURLOCK INDUSTRIES, INC.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 17 - Employee Benefit Plan

The Company maintains a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code for eligible employees. In order for an employee to be considered eligible they must have been employed by the company for three months. An employee will be considered fully vested after seven years of employment. The contributions are determined as a percentage of each participating employee's compensation. The Company contributes 3% of the employee's salary. In addition, the Company will match employee contribution $0.50 on the $1.00 up to 3% of the employee's salary. Contributions for 1998, 1997, and 1996 were $139,312, $166,282, and $132,476, respectively.


Note 18 - Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                                1998                                    1997
                                                ------------------------------------    -----------------------------------
                                                     Carrying           Est. Fair           Carrying            Est. Fair
                                                       Value              Value               Value               Value
Financial Assets
   Cash                                         $      105,460     $       105,460      $      362,685    $      362,685
   Accounts receivable                               2,516,733           2,516,733           1,222,277          1,222,277
   Notes receivable                                    409,811             409,811             161,066           161,066
   Cash value of annuity                               316,401             316,401             171,995           171,995

Financial liabilities
   Notes Payable                                     2,346,394           2,346,394           1,341,622           1,341,622
   Long term debt                                    9,846,169           9,846,169           9,598,315           9,598,315
   Post retirement benefit liability                   399,271             399,271             166,956             166,956

Financial instruments with off-balance sheet risk
     Interest rate swap agreement                            -            (127,421)                  -            (182,921)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On February 17, 1998, the Board of Directors approved the replacement of James E. Scheifley & Associates, P.C. (formerly Winter, Scheifley & Associates, P.C.) as the independent accountant chosen to audit the Company's financial statements and approved the appointment of Cherry, Bekaert & Holland, L.L.P. as the Company's independent accountant for the 1998 and 1997 fiscal years. The Company has previously disclosed the appointment to the Commission on a Current Report on Form 8-K dated February 17, 1998.


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

         Directors. The business experience of the directors of the Company for the past five years is summarized below.

         PHILLIP S. SUMPTER, 59, has been Chairman of the Board of Directors and Chief Executive Officer of both the Company and Spurlock Adhesives since February 11, 1998. Mr. Sumpter has served as a director of the Company since December 1995 and was its Executive Vice President from March 1996 to February 11, 1998. He was a director of Air Resources from December 1995 to July 1996. In March 1996, he was appointed Executive Vice President of Spurlock Adhesives, a subsidiary of the Company and Air Resources. He was in private practice as a business consultant from June 1993 to March 1996. He has also served as Director of Marketing of Monadnock Lifetime Products, Inc., a manufacturer of police protection equipment, since January 1995.

         HAROLD N. SPURLOCK, 74, has served as a director of the Company since January 1996. Mr. Spurlock was Chairman of the Board of Directors and Chief Executive Officer of the Company from January 1996 to August 1996. He served as Chairman of the Board of Directors and Chief Executive Officer of Air Resources from August 1992 to July 1996 and as President from July 1994 to July 1996. He also served as Chairman of the Board of Spurlock Adhesives, which he founded, from November 1989 until August 1996. In August 1996, Mr. Spurlock became a Vice President of Spurlock Adhesives in charge of product development.

         RAYMOND G. TUTTLE, 72, has served as a director of the Company since January 1997. Mr. Tuttle has been in private practice as a commission salesman of structural steel since 1995. Mr. Tuttle has served as Chairman of the Board of Standard Supplies Inc., a manufacturer of fabricated steel located in Rockville, Maryland, and as General Manager for approximately the past 13 years. He also served as a member of the Board of Directors of Devlin Lumber, a lumber distributor.

         GLEN S. WHITWER, 54, has served as a director of the Company since August 1996, and has been a principal of Whitwer & Company, Inc., a management consulting firm located in Kensington, Maryland, since September 1994. He was co-owner of Quinn, Whitwer & Co., Inc., a business consultant located in Bethesda, Maryland, from July 1986 to September 1994.

         KIRK J. PASSOPULO, 44, has served as a director of the Company since October 1998. He has served as Corporate Secretary and Director of Information Systems & Environmental Affairs of both the Company and Spurlock Adhesives since February 1998. From 1993 to 1998, Mr. Passopulo served as Plant Manager of Spurlock Adhesives. Previously, Mr. Passopulo served the Company in a number of positions subsequent to joining it in 1976.

         LANCE K. HOBOY, 45, has served as a director of the Company since September 1998. He previously held positions as a director and Vice President of Air Resources from April 1992 until June

1993. From December 1993 until October 1994, he served as a Merger and Acquisitions Analyst with Schwan's Sales Enterprises, a frozen food manufacturer and marketing concern. From October 1994 until the present, he has served as the Managing Director of Schwan's Food International, also a frozen food manufacturer and marketing concern, headquartered in Marshall, Minnesota. From July 1998 until December 1998, he served as a director of Foodsline, LTD., a Japanese food distributor. Since March 1998 he has served as a director of Schwan's Korea, a Korean food distributor.

         Executive Officers. The business experience of Phillip S. Sumpter, the Chairman and Chief Executive Officer of the Company, Kirk J. Passopulo, Corporate Secretary and Director of Information Systems and Environmental Affairs, and Harold N. Spurlock, Vice President of Spurlock Adhesives, is presented above. The business experience for the past five years for the remaining executive officers is summarized below.

         IRVINE R. SPURLOCK, 45, has served as President of the Company since August 1996, and as President of Spurlock Adhesives since 1989. He had previously served as Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1996, as a director of the Company since January 1996, Chairman of the Board of Directors and Chief Executive Officer of Spurlock Adhesives since August 1996, and as a Director of Spurlock Adhesives since 1989. On February 11, 1998, Mr. Spurlock resigned as the Chairman of the Board and Chief Executive Officer, and as a director, of both the Company and Spurlock Adhesives.

         LAWRENCE C. BIRKHOLZ, 60, has served as Controller of the Company and Spurlock Adhesives since February 1998. Mr. Birkholz previously served as Controller-Treasurer of UCB Chemicals from 1985 to 1994, and served in the same capacity at Paramount Industries, a bedding manufacturer, from 1995 to 1996. He also served as Chief Financial Officer for Burger Busters, Inc. from 1996 to 1997.

         JOHN D. FITZGERALD, JR., 56, has served as Director of Sales and Marketing of Spurlock Adhesives since April 1, 1998. Mr. Fitzgerald previously served as Senior Project Planner with Union Camp Corporation, a paper and wood products corporation, from November 1995 until March 1998, where he was responsible for new products and technical transfers. Prior to that, he served as a Plant Manager at Union Camp from October 1990 until November 1995.

         Family Relationships. There are no family relationships between any director and executive officer, except that Irvine R. Spurlock, President, is the son of Harold N. Spurlock, Director.

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

         To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company, the Company believes that applicable
Section 16(a) filing requirements were satisfied for events and transactions that occurred in 1998.


Item 11.     Executive Compensation

         The following table summarizes the compensation paid or accrued to the Chief Executive Officer of the Company and its other most highly paid executive officers (the "Named Executive Officers") for the last fiscal year in all capacities in which they served the Company.

                           Summary Compensation Table


                                                                                                         Long Term
                                                                                                       Compensation
                                                               Annual Compensation                         Award
                                                               -------------------                         -----

                                                                                                         Securities
             Name and                                                             Other Annual           Underlying
        Principal Position             Year          Salary        Bonus          Compensation            Options
        ------------------             ----          ------        -----          ------------            -------
Phillip S. Sumpter, Chairman and       1998         $187,151         --                (3)                   --
  Chief Executive Officer (1)          1997         $180,000         --                (3)                   --
                                       1996 (2)     $141,942         --                (3)               50,000 (4)

Irvine R. Spurlock, President (5)      1998         $185,701         --                (3)                   --
                                       1997         $186,725         --                (3)                   --
                                       1996         $179,880         --                (3)                   --

Harold N. Spurlock, Sr. Vice           1998         $180,986      $ 50,000             (3)                   --
  President of Spurlock Adhesives      1997         $180,000      $ 50,000             (3)                   --
                                       1996         $170,130      $ 50,000             (3)                   --


__________________________
(1) Mr. Sumpter was elected Chairman of the Board and Chief Executive Officer on February 11, 1998. During the fiscal year ended December 31, 1997 and until February 11, 1998, he served as Executive Vice President and Chief Financial Officer.
(2) Represents compensation for Mr. Sumpter's employment with the Company beginning April 1, 1996.
(3) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus shown in the table.
(4) Represents shares of Air Resources' common stock. As of July 26, 1996, these options were automatically converted to options to purchase shares of Common Stock.
(5) Irvine Spurlock served as Chairman of the Board, President and Chief Executive Officer during the fiscal year ended December 31, 1997 and until February 11, 1998. On February 11, 1998, he resigned as Chairman of the Board and Chief Executive Officer but retained his title as President.


         The executive officers of the Company participate in other benefit plans provided to all full-time employees of the Company who meet eligibility requirements, including group life insurance, hospitalization and major medical insurance.

         Option Grants, Exercises and Holdings. The Company did not grant any options to the Named Executive Officers named in the Summary Compensation Table during the fiscal year ended December 31, 1998. In addition, no options were exercised by any of the Named Executive Officers of the Company during the fiscal year ended December 31, 1998.

         The following table sets forth information with respect to unexercised options held by the Named Executive Officers as of December 31, 1998:

                             Fiscal Year End Options

                                              Number of Securities
                                             Underlying Unexercised                   Value of Unexercised
                                                   Options at                         In-the-Money Options
                                                 Fiscal Year End                     at Fiscal Year End (1)
                                                 ---------------                     ----------------------
Name                                     Exercisable       Unexercisable        Exercisable        Unexercisable
----                                     -----------       -------------        -----------        -------------
Phillip S. Sumpter                         50,000                -                $122,500               -

Irvine R. Spurlock                         50,000                -                $125,000               -

_______________________

(1) The value of unexercised in-the-money options at fiscal year end was calculated by determining the difference between the fair market value of the Company's Common Stock underlying the options on December 31, 1998 per share ($3.00, closing sales price on the OTC Bulletin Board) and the exercise price of the options ($0.50 for Mr. Spurlock and $0.55 for Mr. Sumpter).

         Compensation of Directors. The Company pays each outside director a quarterly retainer of $3,000, plus $500 per meeting. Directors who are also employees do not receive any compensation for their service as directors.

         In May 1997, the Company created a Special Litigation Committee, consisting of Messrs. Tuttle and Whitwer, to investigate the allegations contained in the Derivative Suit filed against the Company and to determine whether maintenance of the derivative proceeding was in the best interests of the Company. Mr. Tuttle was paid $2,857.49 for his service on the Special Litigation Committee in 1998. Mr. Whitwer was paid $27,516.07 for his service on the Special Litigation Committee in 1998, and, at Mr. Whitwer's request, the Company paid his compensation directly to Whitwer & Company, Inc., a management consulting firm owned by Mr. Whitwer. For further information on the Special Litigation Committee and the Derivative Suit, see Item 3., "Legal Proceedings" above.

Employment Agreements

         Phillip S. Sumpter. The Company, Spurlock Adhesives and Mr. Sumpter entered into an employment agreement in 1998 that provides for his employment as Chairman of the Board of Directors and Chief Executive Officer of the Company and Spurlock Adhesives. The term of the agreement commenced on April 1, 1998 and will end on March 31, 2001, when it will automatically renew for successive terms of one year each unless it is terminated or not renewed by any party. Under the agreement, Mr. Sumpter is entitled to receive annual base compensation of $190,000, subject to annual adjustments by the Company. If the agreement is terminated by the Company and Spurlock Adhesives without cause (as provided in the agreement), Mr. Sumpter will continue to receive his base compensation through the earlier of the last date of the remaining term of the agreement, the date of his death or the date that is 18 months after such termination. If the agreement is terminated by Mr. Sumpter with good reason (as provided in the agreement), Mr. Sumpter will continue to receive his base compensation through the earlier of the last date of the remaining term of the agreement, the date of his death or the date that is 12 months after such termination. In the event of a change of control of the Company and Spurlock Adhesives (as provided in the agreement), Mr. Sumpter will have the option to terminate his employment and will be entitled to receive a lump sum payment equal to one and one half times his total compensation under the agreement.

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

         Harold N. Spurlock. Pursuant to an Agreement and Plan of Reorganization dated April 22, 1992 (the "Spurlock Adhesives Agreement"), Air Resources, among other things, acquired all of the capital stock of Spurlock Adhesives from Harold Spurlock. The Spurlock Adhesives Agreement required Air Resources to purchase all of Harold Spurlock's shares of Air Resources' common stock at his request upon the termination of his employment by Air Resources. The per share purchase price set by the Spurlock Adhesives Agreement was the highest market bid price at which such shares have traded in the preceding twelve months. The Spurlock Adhesives Agreement also provided for Air Resources to purchase all of Harold Spurlock's shares of Air Resources' common stock upon his death at the request of his heirs upon mutually agreeable terms. These provisions of the Spurlock Adhesives Agreement relating to Air Resources' obligations to purchase Harold Spurlock's shares were terminated by mutual agreement effective April 15, 1996, without compensation to Harold Spurlock.

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

         Bonus. On June 11, 1996, the Board of Directors of Spurlock Adhesives resolved to pay a bonus to Harold Spurlock in the amount of $150,000 to reward his past performance to Spurlock Adhesives, including its favorable operating performance in 1995 and year-to-date 1996. Such bonus was to be paid upon the effectiveness of a new employment contract (described above), September 1, 1996. Subsequently, Spurlock Adhesives and Harold Spurlock agreed, in order to assist the Company in managing its liquidity position, that such bonus be paid over the next three years at $50,000 per year. The 1996 payment was made in December 1996. The 1997 and 1998 payments were paid to Harold Spurlock periodically as an addition to his salary under the Employment Agreement described above.

         Indemnification Agreements. On December 21, 1995, Air Resources entered into an Indemnification Agreement with Phillip S. Sumpter upon his appointment to the Board of Directors. The Company succeeded to and assumed all the rights and obligations of Air Resources under the Indemnification Agreement, which was subsequently superseded by a new Indemnification Agreement between such parties dated January 30, 1997. Similar Indemnification Agreements were entered into between the Company and Glen S. Whitwer, Raymond G. Tuttle on September 19, 1996, January 30, 1997, respectively, and Lance K. Hoboy and Kirk J. Passopulo, on September 21, 1998. Such agreements provide for the indemnification of such directors against claims, losses, liabilities, damages, costs and expenses that each may suffer as a result of his service as a director of the Company, to the full extent that such indemnification is permitted and not prohibited by applicable federal or state law, including securities law, or the Articles of Incorporation of the Company.

         Compensation Committee Interlocks and Insider Participation. Prior to November 20 1997, executive compensation was examined and approved by the entire Board of Directors. On November 20, 1997, the Board of Directors created a compensation committee, consisting of the outside directors, Messrs. Tuttle and Whitwer. Executive compensation is now examined and approved by the Compensation Committee, which then makes recommendations to the Board of Directors. The entire Board of Directors must approve executive compensation. For the fiscal year ended December 31, 1998, the Board of Directors included the following officers and employees of the Company and/or Spurlock Adhesives, who participated in deliberations of the Board of Directors concerning executive officer compensation: Harold N. Spurlock, Irvine R. Spurlock and Phillip S. Sumpter.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 11, 1999 by (a) each director of the Company, (b) each of the most highly compensated executive officers of the Company (the "Named Executive Officers"), (c) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, and (d) all current directors and executive officers, as a group. For the purposes of the following table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Exchange Act, under which, in general, a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days. Except as otherwise indicated (i) each shareholder identified in the table possesses sole voting and investment power with respect to his shares, and (ii) the mailing address of each individual is Spurlock Industries, Inc., 125 Bank Street, Waverly, Virginia 23890.

Name and Address of                                        Common Stock
Beneficial Owner                                        Beneficially Owned             Percent of Class*
----------------                                        ------------------             -----------------
Phillip S. Sumpter (1)                                           80,000                         1.2
Irvine R. Spurlock (2)(3)(4)                                  3,184,800                        47.7
Harold N. Spurlock, Sr. (2)(5)                                3,420,800                        51.6
Kirk J. Passopulo (6)                                            25,000                         0.4
Lance K. Hoboy (7)                                              120,000                         1.8
Raymond G. Tuttle                                                     0                           0
Glen S. Whitwer                                                       0                           0
Borden Chemical, Inc. Borden Chemical Holdings,               3,470,800                        52.4
Inc., BW Holdings, LLC, SII Acquisition
Company, Whitehall Associates, LP, KKR
Associates (8)
   180 East Broad Street
   Columbus, Ohio  43215
Lee Rasmussen                                                   621,283                         9.4
   14945 E. Radcliffe Drive
   Aurora, CO  80015
Executive officers and                                        3,715,800                        55.0
  directors as a group (eight persons)

___________________________
*Based on 6,628,639 shares of Common Stock outstanding on March 11, 1999.

(1) Includes options to purchase 50,000 shares of Common Stock at $.55 per share pursuant to the 1995 Stock Incentive Plan and 30,000 shares owned by Mr. Sumpter's spouse.
(2) Includes beneficial ownership of 3,114,800 shares held by the Spurlock Family Limited Partnership, which has a mailing address identical to that of Irvine R. Spurlock. The general partner of the Spurlock Family Limited Partnership is the Spurlock Family Corporation, control of which at is held by Harold N. Spurlock, Sr. and Irvine R. Spurlock.
(3) Pursuant to an agreement between Lloyd B. Putman, H. Norman Spurlock, Jr. and Irvine R. Spurlock, dated January 12, 1996, Irvine and Norman Spurlock each purchased 507,400 shares of Air Resources' common stock from Mr. Putman in consideration of a joint promissory note due in installments ending May 2000. In accordance with the stock purchase agreement, the shares purchased have been pledged as security for the promissory note, but Messrs. Spurlock retained the right to vote their respective shares until an event of default thereunder. Irvine and Norman Spurlock transferred all such shares to the Spurlock Family Limited Partnership in 1996. Effective April 8, 1998, Norman Spurlock resigned as an officer and a director of, and relinquished all interest in, the Partnership's general partner, the Spurlock Family Corporation.

(4) Includes options to purchase 50,000 shares of Common Stock at $.50 per share pursuant to the 1995 Stock Incentive Plan and 20,000 shares of Common Stock owned as trustee of the Irvine R. Spurlock Declaration of Living Trust (the "I. Spurlock Trust").

(5) Includes 306,000 shares of Common Stock held as trustee of the Harold N. Spurlock, Sr. Declaration of Living Trust dated December 17, 1998 (the "H. Spurlock Trust").

(6) Includes options to purchase 25,000 shares of Common Stock at $.50 per share pursuant to the 1995 Stock Incentive Plan. The options held by Mr. Passopulo expire May 15, 2005.

(7)     Includes 120,000 shares of Common Stock owned by Mr. Hoboy's spouse.

(8) Pursuant to the Voting Agreement, the listed persons have acquired a beneficial interest in the following voting securities of Company:
        3,114,800 shares of Common Stock held by the Spurlock Family Limited Partnership, 30,000 shares of Common Stock held by Phillip S. and Katherine G. Sumpter, 20,000 shares of Common Stock held by the I.
        Spurlock Trust and 306,000 shares of Common Stock held by the H. Spurlock Trust. See Item 1., "Business -- Merger."


         Changes in Control. As previously reported, on December 18, 1998, the Company entered into the Merger Agreement with Borden Chemical and Acquisition. Concurrently therewith, certain executive officers and majority shareholders of the Company representing 52.4% of the shares of the Company's Common Stock outstanding as of March 11, 1999 entered into the Voting Agreement whereby, among other things, they agreed to vote their shares in favor of the Merger Agreement. Consummation of the Merger would result in the Company becoming a wholly owned subsidiary of Borden Chemical, thereby effecting a change in control of the Company.

Item 13.     Certain Relationships and Related Transactions

Special Litigation Committee

         In May 1997, the Company created a Special Litigation Committee, consisting of Messrs. Tuttle and Whitwer, to investigate the allegations contained in the Derivative Suit and to determine whether maintenance of the derivative proceeding was in the best interests of the Company. Mr. Tuttle was paid $2,857.49 for his service on the Special Litigation Committee in 1998. Mr. Whitwer was paid $27,516.07 for his service on the Special Litigation Committee in 1998, and, at Mr. Whitwer's request, the Company paid his compensation directly to Whitwer & Company, Inc., a management consulting firm owned by Mr. Whitwer. See Item 3., "Legal Proceedings."

Indebtedness of Management

         Harold N. Spurlock, Sr. On June 30, 1995, Harold N. Spurlock, then Chairman of the Board, President and Chief Executive Officer of the Company, received a loan in the amount of $112,500 from Spurlock Adhesives. Principal and interest at 9.0% per annum are payable in five equal annual installments commencing in July 1996, the first of which was paid as agreed. The largest aggregate amount of such debt outstanding during 1998 was $60,483. The balance as of December 31, 1998 was $34,811. The loan relates to the purchase by Mr. Spurlock of certain manufacturing assets in Malvern, Arkansas that were contributed by Mr. Spurlock to Air Resources pursuant to the Spurlock Adhesives Agreement.

         Irvine R. Spurlock. As previously reported, in February and March 1998, Irvine Spurlock, President of the Company, paid the Company in cash $102,944, as repayment in full of certain unauthorized advances from the Company and interest thereon.

         H. Norman Spurlock, Jr. As previously reported, in a settlement between the Company and Norman Spurlock, a former director and executive officer of the Company, dated April 8, 1998, Mr. Spurlock agreed to a settlement with the Company for restitution by him of $385,000 relating to certain unauthorized advances. Of this amount, $10,000 was repaid at that time in cash to Spurlock Adhesives. As a part of the settlement, the Spurlock Family Limited Partnership, which holds certain shares of the

Company's Common Stock held by the Spurlock Family, delivered a promissory note for $375,000 (the "SFLP Note"). Payments on the promissory note are interest only, due monthly, at 9% per annum, for three years with a balloon payment for the full amount at the end of the three years. The promissory note is secured by 2,100,000 unencumbered shares of the Common Stock held by the partnership and is personally guaranteed by Harold Spurlock, a director of the Company. Norman Spurlock also confessed judgment for $375,000 docketed in the Circuit Court of Sussex, Virginia, which judgment will not be enforced or domesticated in other jurisdictions by Spurlock Adhesives so long as the SFLP Note is paid as agreed. As of December 31, 1998, all payments had been made as agreed.

Guaranty of Lease by Irvine R. Spurlock

         In order to obtain lease financing from D.B. Western, Inc., for one of the Company's two formaldehyde plants located in Moreau, New York, Irvine R. Spurlock, President of the Company, entered into a Guaranty of Payment, dated September 30, 1997 (the "Moreau Guaranty"), in favor of D.B. Western. Pursuant to the Moreau Guaranty, Mr. Spurlock unconditionally guarantied the payment of all obligations of Spurlock Adhesives under the lease agreement between Spurlock Adhesives and D.B. Western, dated September 30, 1997, for the first twelve months of such lease. As such lease took effect on August 1, 1998, Mr. Spurlock is obligated under the Moreau Guaranty through July 1999. Mr. Spurlock did not receive any consideration for his granting of the Moreau Guaranty.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)    (1)   Financial Statements:

                   (i)    Independent Auditors' Report
                   (ii) Consolidated Balance Sheets as of December 31, 1998 and 1997
                   (iii) Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996
                   (iv)   Consolidated  Statements of  Stockholders'  Equity for
                          the years ended December 31, 1998, 1997 and 1996
                   (v)    Consolidated  Statements  of Cash  Flows for the years
                          ended December 31, 1998, 1997 and 1996
                   (vi)   Notes to Consolidated Financial Statements

             (2)   Financial Statement Schedules: none.

             (3)   Exhibits


Exhibit No.              Document
-----------              --------

   2.1 Agreement and Plan of Merger dated February 15, 1996, between Air Resources Corporation and Spurlock Industries, Inc., incorporated by reference to Exhibit 2 to the Form S-4 of the Registrant filed with the Securities and Exchange Commission on February 20, 1996, as amended by Amendment No. 1 and No. 2 thereto, Registration No. 33-01448 (as amended, the "Form S-4").


   2.2 Amended and Restated Agreement and Plan of Merger by and among Borden Chemical, Inc. ("Borden Chemical"), SII Acquisition Company, a wholly-owned subsidiary of Borden Chemical ("SIIA"), and Spurlock Industries, Inc., dated January 25, 1999, incorporated by reference to Appendix A to the Preliminary Proxy Statement of the Registrant filed with the Securities and Exchange Commission on January 27, 1999.

   3.1        Articles   of   Incorporation   of  Spurlock   Industries,   Inc.,
              incorporated by reference to Exhibit 3.1 to the Form S-4.

   3.2        Bylaws of Spurlock Industries,  Inc., incorporated by reference to
              Exhibit 3.2 to the Form S-4.

   9.1 Voting Agreement, dated as of December 18, 1998, between Borden Chemical, SIIA and Phillip S. Sumpter, Katherine G. Sumpter,
              Irvine R. Spurlock, Harold N. Spurlock, Sr., Spurlock Family Corporation, Spurlock Family Limited Partnership, Trustees under agreement, dated December 17, 1998, with Harold N. Spurlock, Sr., known as the "Harold N. Spurlock, Sr., Declaration of Living Trust dated December 17, 1998," and Trustees under agreement, dated December 17, 1998, with Irvine R. Spurlock, known as the "Irvine
              R. Spurlock Declaration of Living Trust dated December 17, 1998," incorporated by reference to Appendix B to the Preliminary Proxy Statement of the Registrant filed with the Securities and Exchange Commission on January 27, 1999."

   10.1 Agreement and Plan of Reorganization, dated April 22, 1992, between Air Resources Corporation and Spurlock Adhesives, Inc., incorporated by reference to

Exhibit No.              Document
-----------              --------

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

   10.5* Indemnification Agreement between Spurlock Industries, Inc. and Kirk J. Passopulo, dated September 21, 1998.

   10.6* Indemnification Agreement between Spurlock Industries, Inc. and Lance K. Hoboy, dated September 21, 1998.

   10.7 Indemnification Agreement, dated January 30, 1997, between Spurlock Industries, Inc. and Phillip S. Sumpter, incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

   10.8* Stipulation and Settlement Agreement in the United States District Court for the District of Colorado, Civil Action No. 97-D-2214, between Lee Rasmussen, Doug Richmond, Jeff T. Coates, Ernest Reeves, Vernon Rasmussen, Sheila Rasmussen, Beverly Dittemore, and Christy Olson, Plaintiffs, and Spurlock Industries, Inc., Harold
              N. Spurlock,  Irvine R. Spurlock, H. Norman Spurlock, Jr., Phillip
              S. Sumpter, Warren E. Beam, Jr., and Lloyd Putman, Defendants, dated December 2, 1998.

   10.9* Deed, dated November 5, 1998, by and between Harold N. Spurlock and Daphne R. Spurlock and Spurlock Adhesives, Inc.

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

Exhibit No.              Document
-----------              --------

   10.13 Loan and Security Agreement, dated July 1, 1996, between Spurlock Adhesives, Inc. and National Canada Finance Corporation, incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission on August 15, 1996.

   10.14 Spurlock Industries, Inc. 1995 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, File No. 333- 09659.

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

Exhibit No.              Document
-----------              --------


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

   10.26* Business Loan Agreement, dated October 23, 1998, between Spurlock Adhesives, Incorporated and James River Bank.

   10.27 Employment Agreement by and between Spurlock Industries, Inc., Spurlock Adhesives, Inc. and Phillip S. Sumpter, dated as of April 1, 1998, incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.28 Deed, dated October 9, 1997, between Spurlock Adhesives, Inc., as Grantor, and the County of Saratoga Industrial Development Agency, as Grantee, incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.29 Bill of Sale, dated October 1, 1997, from Spurlock Adhesives, Inc., to the County of Saratoga Industrial Development Agency, incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.30 Trust Indenture, dated October 1, 1997, between the County of Saratoga Industrial Development Agency and Star Bank, N.A., incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.31 Installment Sale Agreement, dated October 1, 1997, between the County of Saratoga Industrial Development Agency and Spurlock Adhesives, Inc., incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.32 Irrevocable Transferable Direct Pay Letter of Credit No. NSL 792132, dated October 10, 1997, from KeyBank National Association in favor of Star Bank, N.A., incorporated by reference to Exhibit
              10.32 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.33 Letter of Credit Reimbursement Agreement, dated October 1, 1997, between Spurlock Adhesives, Inc. and KeyBank National Association, incorporated by

Exhibit No.              Document
-----------              --------

              reference to Exhibit 10.33 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.34 Pledge and Assignment, dated October 1, 1997, from the County of Saratoga Industrial Development Agency to Star Bank, N.A., incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.35 Mortgage and Security Agreement, dated October 1, 1997, from the County of Saratoga Industrial Development Agency and Spurlock Adhesives, Inc. to KeyBank National Association, incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.36 Security Agreement, dated October 1, 1997, between Spurlock Adhesives, Inc., as Debtor, and KeyBank National Association, as Secured Party, incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.37 Guaranty of Payment and Performance, dated October 1, 1997, from Spurlock Industries, Inc., to KeyBank National Association, incorporated by reference to Exhibit 10.37 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.38 Remarketing Agreement, dated October 1, 1997, among Spurlock Adhesives, Inc., KeyBank National Association and the County of Saratoga Industrial Development Agency, incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.39 Pledge and Security Agreement, dated October 1, 1997, between Spurlock Adhesives, Inc. and KeyBank National Association, incorporated by reference to Exhibit 10.39 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.40 Payment in Lieu of Tax Agreement, dated October 1, 1997, between the County of Saratoga Industrial Development Agency and Spurlock Adhesives, Inc., incorporated by reference to Exhibit 10.40 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.41 Building Loan Agreement, dated October 1, 1997, among KeyBank National Association, Spurlock Adhesives, Inc. and the County of Saratoga Industrial Development Agency, incorporated by reference to Exhibit 10.41 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.42 Tax Regulatory Agreement, dated October 10, 1997, from Spurlock Adhesives, Inc., for the benefit of the County of Saratoga Industrial Development Agency and Star Bank, N.A., incorporated by reference to Exhibit 10.42 to the Registrant's

Exhibit No.              Document
-----------              --------

              Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.43 Deed of Trust and Security Agreement, dated October 1, 1997, from Spurlock Adhesives, Inc. to Otto W. Konrad and Bruce H. Matson, as collective Trustee, for the benefit of KeyBank National Association, incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.44 Hazardous Substances Indemnity Agreement, dated October 1, 1997, by Spurlock Adhesives, Inc., and Spurlock Industries, Inc., for the benefit of KeyBank National Association, incorporated by reference to Exhibit 10.44 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.45 Guaranty, dated October 1, 1997, from Spurlock Industries, Inc., to the County of Saratoga Industrial Development Agency, incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.46 Performance Bond No. 644927, dated October 9, 1997, issued by Nobel Insurance Company, as Surety, on behalf of D.B. Western, Inc., as Principal, for the benefit of Spurlock Adhesives, Inc., Key Bank and National Bank of Canada, as the Obligees, incorporated by reference to Exhibit 10.46 to the Registrant's Form 10- K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.47 Promissory Note, dated October 10, 1997, from Spurlock Adhesives, Inc., payable to KeyBank National Association, incorporated by reference to Exhibit 10.47 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.48 Settlement Agreement, dated April 8, 1998, among Spurlock Industries, Inc., Spurlock Adhesives, Inc., Spurlock Family Limited Partnership, H. Norman Spurlock, Jr. and Harold N. Spurlock, Sr., incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.49 Unconditional Guaranty, dated April 8, 1998, given by Harold N. Spurlock, Sr., to Spurlock Adhesives, Inc., incorporated by reference to Exhibit 10.49 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.50 Pledge and Security Agreement, dated April 8, 1998, between Spurlock Adhesives, Inc., and Spurlock Family Limited Partnership, incorporated by reference to Exhibit 10.50 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

   10.51 Promissory Note, dated April 8, 1998, from Spurlock Family Limited Partnership, payable to Spurlock Adhesives, Inc., incorporated by reference to Exhibit 10.51 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

Exhibit No.              Document
-----------              --------

   10.52* Promissory Note, dated October 23, 1998, from Spurlock Adhesives, Incorporated payable to James River Bank.

   10.53*     Deed of Trust,  dated October 23, 1998, among Spurlock  Adhesives,
              Incorporated,   as  Grantor,   James  River  Bank,  as  Lender  or
              Beneficiary, and O. LeRoy Stables, Jr. and/or Andy Condlin, as Grantee or Trustee.

   10.54 Letter dated March 4, 1998 from the Registrant to Larry Birkholz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998.

   10.55 Letter dated March 4, 1998 from the Registrant to Kirk Passopulo, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998.

   10.56 Letter dated March 4, 1998 from the Registrant to John Fitzgerald, Jr., incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998.

   10.57* Deed, dated April 29, 1998, between James River Bank and Spurlock Adhesives, Inc.

   10.58* Promissory Note, dated May 1, 1998, from Spurlock Adhesives, Inc. to James River Bank.

   10.59* Deed of Trust, dated May 1, 1998, among Spurlock Adhesives, Inc., as Grantor, James River Bank, as Lender or Beneficiary, and O. LeRoy Stables, Jr. and/or C. Taylor Everett, as Grantee or Trustee.

   10.60* Business Loan Agreement, dated May 1, 1998, between Spurlock Adhesives, Inc. and James River Bank.

   21*        Subsidiaries of the Registrant.

   23.1*      Consent of Cherry, Bekaert & Holland, L.L.P.

   23.2* Consent of James E. Scheifley & Associates, P.C. (formerly Winter, Scheifley & Associates, P.C.), independent auditors.

   27*        Financial Data Schedule (filed electronically only).

* Filed herewith.

      (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of 1998:

Date of Report              Items Reported
--------------              --------------
October 9, 1998             Spurlock Industries, Inc. Announces New Directors
December 18, 1998           Borden Chemical, Inc. to Acquire Spurlock Industries, Inc.

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

                                      SPURLOCK INDUSTRIES, INC.



Date:  March 25, 1999                 By:     /s/ Phillip S. Sumpter
                                          --------------------------------------
                                          Phillip S. Sumpter
                                          Chairman and Chief Executive Officer


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

                Signature                                       Title                                Date
                ---------                                       -----                                ----

          /s/ Phillip S. Sumpter                      Chairman and Chief Executive              March 25, 1999
-------------------------------------------     Officer and Director (Principal Executive
             Phillip S. Sumpter                          and Financial Officer)


         /s/ Lawrence C. Birkholz                              Controller                       March 25, 1999
-------------------------------------------          (Principal Accounting Officer)
            Lawrence C. Birkholz


          /s/ Harold N. Spurlock                                Director                        March 25, 1999
-------------------------------------------
             Harold N. Spurlock


           /s/ Raymond G. Tuttle                                Director                        March 26, 1999
-------------------------------------------
              Raymond G. Tuttle


            /s/ Glen S. Whitwer                                 Director                        March 26, 1999
-------------------------------------------
               Glen S. Whitwer


           /s/ Kirk J. Passopulo                                Director                        March 25, 1999
-------------------------------------------
              Kirk J. Passopulo


            /s/ Lance K. Hoboy                                  Director                        March 24, 1999
-------------------------------------------
               Lance K. Hoboy


                                INDEX TO EXHIBITS


    Exhibit No.                Document
    -----------                --------

       2.1 Agreement and Plan of Merger dated February 15, 1996, between Air Resources Corporation and Spurlock Industries, Inc., incorporated by reference to Exhibit 2 to the Form S-4 of the Registrant filed with the Securities and Exchange Commission on February 20, 1996, as amended by Amendment No. 1 and No. 2 thereto, Registration No. 33-01448 (as amended, the "Form S-4").

       2.2 Amended and Restated Agreement and Plan of Merger by and among Borden Chemical, Inc. ("Borden Chemical"), SII Acquisition Company, a wholly-owned subsidiary of Borden Chemical ("SIIA"), and Spurlock Industries, Inc., dated January 25, 1999, incorporated by reference to Appendix A to the Preliminary Proxy Statement of the Registrant filed with the Securities and Exchange Commission on January 27, 1999.

       3.1 Articles of Incorporation of Spurlock Industries, Inc., incorporated by reference to Exhibit 3.1 to the Form S-4.

       3.2          Bylaws  of  Spurlock  Industries,   Inc.,   incorporated  by
                    reference to Exhibit 3.2 to the Form S-4.

       9.1 Voting Agreement, dated as of December 18, 1998, between Borden Chemical, SIIA and Phillip S. Sumpter, Katherine G. Sumpter, Irvine R. Spurlock, Harold N. Spurlock, Sr., Spurlock Family Corporation, Spurlock Family Limited Partnership, Trustees under agreement, dated December 17, 1998, with Harold N. Spurlock, Sr., known as the "Harold N. Spurlock, Sr., Declaration of Living Trust dated December 17, 1998," and Trustees under agreement, dated December 17, 1998, with Irvine R. Spurlock, known as the "Irvine R. Spurlock Declaration of Living Trust dated December 17, 1998," incorporated by reference to Appendix B to the Preliminary Proxy Statement of the Registrant filed with the Securities and Exchange Commission on January 27, 1999."

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

    Exhibit No.                Document
    -----------                --------

       10.5*        Indemnification Agreement between Spurlock Industries,  Inc.
                    and Kirk J. Passopulo, dated September 21, 1998.

       10.6*        Indemnification Agreement between Spurlock Industries,  Inc.
                    and Lance K. Hoboy, dated September 21, 1998.

       10.7 Indemnification Agreement, dated January 30, 1997, between Spurlock Industries, Inc. and Phillip S. Sumpter, incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

       10.8* Stipulation and Settlement Agreement in the United States District Court for the District of Colorado, Civil Action No. 97-D-2214, between Lee Rasmussen, Doug Richmond, Jeff T. Coates, Ernest Reeves, Vernon Rasmussen, Sheila Rasmussen, Beverly Dittemore, and Christy Olson, Plaintiffs, and Spurlock Industries, Inc., Harold N. Spurlock, Irvine R. Spurlock, H. Norman Spurlock, Jr., Phillip S. Sumpter, Warren E. Beam, Jr., and Lloyd Putman, Defendants, dated December 2, 1998.

       10.9*        Deed,  dated  November  5, 1998,  by and  between  Harold N.
                    Spurlock and Daphne R. Spurlock and Spurlock Adhesives, Inc.

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

    Exhibit No.                Document
    -----------                --------

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

    Exhibit No.                Document
    -----------                --------

       10.26* Business Loan Agreement, dated October 23, 1998, between Spurlock Adhesives, Incorporated and James River Bank.

       10.27 Employment Agreement by and between Spurlock Industries, Inc., Spurlock Adhesives, Inc. and Phillip S. Sumpter, dated as of April 1, 1998, incorporated by reference to Exhibit
                    10.27 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.28        Deed,  dated October 9, 1997,  between  Spurlock  Adhesives,
                    Inc., as Grantor, and the County of Saratoga Industrial Development Agency, as Grantee, incorporated by reference to
                    Exhibit 10.28 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.29 Bill of Sale, dated October 1, 1997, from Spurlock Adhesives, Inc., to the County of Saratoga Industrial
                    Development  Agency,  incorporated  by  reference to Exhibit
                    10.29 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.30 Trust Indenture, dated October 1, 1997, between the County of Saratoga Industrial Development Agency and Star Bank, N.A., incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.31 Installment Sale Agreement, dated October 1, 1997, between the County of Saratoga Industrial Development Agency and Spurlock Adhesives, Inc., incorporated by reference to
                    Exhibit 10.31 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.32 Irrevocable Transferable Direct Pay Letter of Credit No. NSL 792132, dated October 10, 1997, from KeyBank National Association in favor of Star Bank, N.A., incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.33 Letter of Credit Reimbursement Agreement, dated October 1, 1997, between Spurlock Adhesives, Inc. and KeyBank National Association, incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.34 Pledge and Assignment, dated October 1, 1997, from the County of Saratoga Industrial Development Agency to Star Bank, N.A., incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

    Exhibit No.                Document
    -----------                --------

       10.35 Mortgage and Security Agreement, dated October 1, 1997, from the County of Saratoga Industrial Development Agency and Spurlock Adhesives, Inc. to KeyBank National Association, incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.36 Security Agreement, dated October 1, 1997, between Spurlock Adhesives, Inc., as Debtor, and KeyBank National Association, as Secured Party, incorporated by reference to
                    Exhibit 10.36 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.37 Guaranty of Payment and Performance, dated October 1, 1997, from Spurlock Industries, Inc., to KeyBank National Association, incorporated by reference to Exhibit 10.37 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.38 Remarketing Agreement, dated October 1, 1997, among Spurlock Adhesives, Inc., KeyBank National Association and the County of Saratoga Industrial Development Agency, incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.39 Pledge and Security Agreement, dated October 1, 1997, between Spurlock Adhesives, Inc. and KeyBank National Association, incorporated by reference to Exhibit 10.39 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.40 Payment in Lieu of Tax Agreement, dated October 1, 1997, between the County of Saratoga Industrial Development Agency and Spurlock Adhesives, Inc., incorporated by reference to
                    Exhibit 10.40 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.41 Building Loan Agreement, dated October 1, 1997, among KeyBank National Association, Spurlock Adhesives, Inc. and the County of Saratoga Industrial Development Agency, incorporated by reference to Exhibit 10.41 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.42 Tax Regulatory Agreement, dated October 10, 1997, from Spurlock Adhesives, Inc., for the benefit of the County of Saratoga Industrial Development Agency and Star Bank, N.A., incorporated by reference to Exhibit 10.42 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.43 Deed of Trust and Security Agreement, dated October 1, 1997, from Spurlock Adhesives, Inc. to Otto W. Konrad and Bruce H. Matson, as collective Trustee, for the benefit of KeyBank National Association, incorporated by reference to Exhibit
                    10.43 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

    Exhibit No.                Document
    -----------                --------

       10.44 Hazardous Substances Indemnity Agreement, dated October 1, 1997, by Spurlock Adhesives, Inc., and Spurlock Industries, Inc., for the benefit of KeyBank National Association, incorporated by reference to Exhibit 10.44 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.45 Guaranty, dated October 1, 1997, from Spurlock Industries, Inc., to the County of Saratoga Industrial Development Agency, incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.46 Performance Bond No. 644927, dated October 9, 1997, issued by Nobel Insurance Company, as Surety, on behalf of D.B.
                    Western, Inc., as Principal, for the benefit of Spurlock Adhesives, Inc., Key Bank and National Bank of Canada, as the Obligees, incorporated by reference to Exhibit 10.46 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.47        Promissory  Note,  dated  October 10,  1997,  from  Spurlock
                    Adhesives, Inc., payable to KeyBank National Association, incorporated by reference to Exhibit 10.47 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.48 Settlement Agreement, dated April 8, 1998, among Spurlock Industries, Inc., Spurlock Adhesives, Inc., Spurlock Family Limited Partnership, H. Norman Spurlock, Jr. and Harold N. Spurlock, Sr., incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.49        Unconditional Guaranty, dated April 8, 1998, given by Harold
                    N. Spurlock, Sr., to Spurlock Adhesives, Inc., incorporated by reference to Exhibit 10.49 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.50 Pledge and Security Agreement, dated April 8, 1998, between Spurlock Adhesives, Inc., and Spurlock Family Limited Partnership, incorporated by reference to Exhibit 10.50 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.51 Promissory Note, dated April 8, 1998, from Spurlock Family Limited Partnership, payable to Spurlock Adhesives, Inc., incorporated by reference to Exhibit 10.51 to the Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 17, 1998.

       10.52* Promissory Note, dated October 23, 1998, from Spurlock Adhesives, Incorporated payable to James River Bank.

       10.53* Deed of Trust, dated October 23, 1998, among Spurlock Adhesives, Incorporated, as Grantor, James River Bank, as Lender or Beneficiary, and O. LeRoy Stables, Jr. and/or Andy Condlin, as Grantee or Trustee.

    Exhibit No.                Document
    -----------                --------

       10.54 Letter dated March 4, 1998 from the Registrant to Larry Birkholz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998.

       10.55 Letter dated March 4, 1998 from the Registrant to Kirk Passopulo, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998.

       10.56 Letter dated March 4, 1998 from the Registrant to John Fitzgerald, Jr., incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998.

       10.57* Deed, dated April 29, 1998, between James River Bank and Spurlock Adhesives, Inc.

       10.58* Promissory Note, dated May 1, 1998, from Spurlock Adhesives, Inc. to James River Bank.

       10.59* Deed of Trust, dated May 1, 1998, among Spurlock Adhesives, Inc., as Grantor, James River Bank, as Lender or Beneficiary, and O. LeRoy Stables, Jr. and/or C. Taylor Everett, as Grantee or Trustee.

       10.60* Business Loan Agreement, dated May 1, 1998, between Spurlock Adhesives, Inc. and James River Bank.

       21*          Subsidiaries of the Registrant.

       23.1*        Consent of Cherry, Bekaert & Holland, L.L.P.

       23.2* Consent of James E. Scheifley & Associates, P.C. (formerly Winter, Scheifley & Associates, P.C.), independent auditors.

       27*          Financial Data Schedule (filed electronically only).

* Filed herewith.

      (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of 1998:

Date of Report              Items Reported
--------------              --------------
October 9, 1998             Spurlock Industries, Inc. Announces New Directors
December 18, 1998           Borden Chemical, Inc. to Acquire Spurlock Industries, Inc.

      (c) The exhibits required by Item 601 of Regulation S-K are filed as exhibits to this Form 10-K.

      (d) There are no financial statements of the Company required by Regulation S-X which were excluded from the Annual Report to Shareholders by Rule 14a-3(b).